Form 10-Q
period 1996-03-31
HOUSTON SAM RACE PARK LTD
filed 1996-05-13
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

- ---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Number 33-67738


SAM HOUSTON RACE PARK, LTD.
(Exact name of Registrant as Specified in its Charter)



TEXAS                              76-0313877
(State or other jurisdiction       (I.R.S. Employer
of incorporation or                Identification Number)
organization)


ONE SAM HOUSTON PLACE
7575 NORTH SAM HOUSTON PARKWAY
WEST                               77064
HOUSTON, TEXAS                     (Zip Code)
(Address of Principal
Executive Offices)



Registrant s telephone number, including area code: (713) 807-8700



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /  /


                    DOCUMENTS INCORPORATED BY REFERENCE:


                                   None.
                        SAM HOUSTON RACE PARK, LTD.


                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet at March 31, 1996 and
            December 31, 1995                                             3
          Consolidated Statement of Operations for the three months
            ended March 31, 1996 and 1995                                 4
          Consolidated Statement of Cash Flows for the three months
            ended March 31, 1996 and 1995                                 5
          Condensed Notes to Consolidated Financial Statements            6
Item 2.   Management s Discussion and Analysis of Financial Condition
            and Results of Operations                                    10

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                              12
Item 6.   Exhibits and Reports on Form 8-K                               12
Signatures                                                              S-1


































                                     2
                        CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


                                                 March 31,   December
                                                    1996        31,
                                                               1995
                                                (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                  $    3,281  $   4,434
     Restricted cash                                 2,669      3,004
     Accounts receivable, net of allowance for
       doubtful accounts of $377 and $388 at
       March 31, 1996 and December 31, 1995,
       respectively                                  1,009        675
     Prepaid expenses and other current assets         595        250
                                                ----------- ----------
          Total current assets                       7,554      8,363
                                                ----------- ----------

      Property and equipment, net                        26,502     26,572

Other assets                                            19         21
                                                ----------- ----------
                                                $   34,075  $  34,956
                                                =========== ==========

       LIABILITIES AND PARTNERS  CAPITAL

Current liabilities:
     Accounts payable                           $    1,405  $   1,219
     Due to affiliates                                  77         89
     Property taxes payable                            324      1,185
     Accrued reorganization costs                       29        526
     Other liabilities                               1,522        707
     Amounts due to horsemen for purses, stakes      1,872      1,828
     and awards
     Current portion of notes payable                   93         91
                                                ----------- ----------
          Total current liabilities                  5,322      5,645
                                                ----------- ----------

Long term liabilities:
     Notes payable                                  23,290     22,171
     Deferred management fees                          365        177
                                                ----------- ----------

          Total liabilities                         28,977     27,993
                                                ----------- ----------

Commitments and contingencies (Note 7)
Partners  capital                                    5,098      6,963
                                                ----------- ----------
                                                $   34,075  $  34,956
                                                =========== ==========



                                     3
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                       1996     1995
     Revenues:
          Pari-mutuel commissions, net               $ 2,975  $ 3,024
          Food and beverage sales                        636    1,135
          Non-statutory purse recoveries                   -      373
          Admissions, parking and other                  987    1,134
                                                     -------  -------
                                                       4,598    5,666
                                                     -------  -------
     Costs and expenses:
          Cost of pari-mutuel operations                 365      453
          Cost of food and beverage operations           286      423
          Other operating                                582      699
          Salaries and wages                           1,939    2,319
          Management and other professional fees         533      595
          Marketing and advertising                      536      282
          Utilities                                      324      310
          Property taxes                                 317      304
          Depreciation and amortization                  214      727
          General and administrative                     235      364
                                                     -------  -------
                                                       5,331    6,476
                                                     -------  -------

     Loss before reorganization items and other         (733)    (810)
     income (expense)

     Reorganization items:
          Reorganization expenses                        (29)    (499)
                                                     -------  -------

     Loss from operations                               (762)  (1,309)

     Other income (expense):

          Interest income                                 51       41
          Interest expense                            (1,154)  (2,791)
                                                     -------  -------
                                                      (1,103)  (2,750)
                                                     -------  -------



     Net loss                                        $(1,865) $(4,059)
                                                     =======  =======







                                     4
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                           Three Months
                                                               Ended
                                                             March 31,
                                                          1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $ (1,865) $ (4,059)
               Adjustments to reconcile net loss to net cash used
      for operating activities:
          Depreciation and amortization                      214       727
          Amortization of deferred financing costs and
           discounts on long-term debt                        99       317
          Decrease in restricted cash                        335       698
          (Increase) decrease in accounts receivable        (334)      109
          (Increase) decrease in prepaid expenses           (343)      284
            and other
          Increase (decrease) in accounts payable            186    (1,340)
          Increase (decrease) in due to affiliates and       176    (3,884)
           deferred management fees
          Increase (decrease) in accrued interest           1,041   (4,195)
          Increase (decrease) in amounts due to               44       (54)
           horsemen
          Decrease in other liabilities                      (46)   (2,128)
          Increase in liabilities subject to compromise        -    10,999
          Reorganization items:
               Increase (decrease) in accrued               (497)      499
                reorganization costs                    --------  --------
               Net cash used for operating activities       (990)   (2,027)
                                                        --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to buildings and equipment                   (144)      (60)
                                                        --------  --------
               Net cash used for investing activities       (144)      (60)
                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, net                          (19)       (5)
                                                        --------  --------
               Net cash used for financing activities        (19)       (5)
                                                        --------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,153)   (2,092)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,434     4,421
                                                        --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  3,281  $  2,329
                                                        ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Reorganization items paid:
          Professional fees                                  526       273

1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS

     BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the Partnership ), a Texas limited partnership, and its wholly owned subsidiaries, SHRP Capital Corp. ( Capital ) and New SHRP Capital Corp. ( New Capital ). The Partnership operates a pari-mutuel horse racing facility (the Race Park ). On April 17, 1995 (the Filing Date ), the Partnership, Capital and an affiliated company filed voluntary petitions in the United States Bankruptcy Court, each seeking to reorganize under the provisions of Chapter 11 of the United
States Bankruptcy Code (the  Bankruptcy Code ).   On September 22, 1995,
the Bankruptcy Court entered an order confirming the sixth amended consolidated plan of reorganization (the Plan ). The transactions called for by the Plan were completed on October 6, 1995 (the Effective Date ). Immediately after the Effective Date, wholly owned subsidiaries of MAXXAM, Inc. ( MAXXAM ) held approximately 65.8% of the equity in the Partnership. Subsequent to the Effective Date, a wholly owned subsidiary of MAXXAM purchased Extendible Notes together with accrued interest thereon and the corresponding shares of common stock of SHRP Equity, Inc. to which one noteholder was entitled. Such shares of common stock represent approximately 39.0% of the shares of common stock of SHRP Equity, Inc. After giving effect to this transaction, wholly owned subsidiaries of MAXXAM hold directly and indirectly approximately 78.8% of the equity in the Partnership.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the Form 10-K ). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Further, the results of operations for the three months ended March 31, 1996 are not comparable to the three months ended March 31, 1995 due to the effects of the bankruptcy filing. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at March 31, 1996, the consolidated results of its operations for the three months ended March 31, 1996 and 1995, and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

          FUTURE CASH REQUIREMENTS

          Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership s indebtedness resulting in the issuance of the 11% Senior Secured Extendible Notes (the Extendible Notes ) in exchange for the 11-3/4% Senior Secured Notes (the Original Notes ) significantly improved

                                     6
1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS (CONTINUED)


the Partnership s liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the Third Amended and Restated Partnership Agreement (the Partnership Agreement ) defers the payment of management fees until two consecutive interest payments have been paid in cash. The Partnership continues to project operating losses over the next two to three years, which are expected to be funded by the proceeds contributed on the Effective Date, until such time as its customer base grows and other changes are implemented such that it can support its operations. At March 31, 1996, the Partnership had cash and cash equivalents of $3.3 million and a $1.7 million line of credit available to fund these projected operating losses. Management is continuing to undertake aggressive marketing efforts to increase attendance and pari-mutuel handle at the Race Park, as well as continuing to reduce operating expenses, in order to generate operating income. To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership, alternative sources of funding will
be necessary.   In addition, the Partnership is required to retire the
Extendible Notes and related accrued interest on September 1, 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations, alternative sources of funding will be necessary. There can be no assurance that alternative sources of funding will be available to the Partnership, if needed.

2.   RESTRICTED CASH

          The Partnership s restricted cash, as shown on the accompanying consolidated balance sheet at March 31, 1996 and December 31, 1995, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.   PARI-MUTUEL OPERATIONS

          The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and simulcast racing throughout the year. The Race Park earns revenues on live racing and on simulcasting racing as both a guest and host track. Under the Racing Act, the Partnership s net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.

          On April 1, 1996, the Racing Commission allowed for one-half of the fee paid to the sending track under the Race Park s various guest simulcasting agreements to be paid from the funds held by the Race Park for the benefit of future winning horsemen and one-half of the fee to be paid by the Race Park. Under the previous arrangement, the Race Park paid the entire fee. The new arrangement is effective as of January 1, 1996 and resulted in an increase of $340 in guest simulcasting commissions for the Race Park during the three months ended March 31, 1996.

          A summary of the pari-mutuel operations for the three months ended March 31, 1996 and 1995 is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                       1996      1995

   Number of live race days                                26        52

   Live handle                                       $  5,359  $ 10,344
   Guest simulcasting handle                           21,602    18,511
   Host simulcasting handle                            21,147    15,292
                                                     --------  --------
                                                     $ 48,108  $ 44,147
                                                     ========  ========

   Net commissions from live racing                  $    636     1,222
   Net commissions from guest simulcasting              2,009     1,507
   Net commissions from host simulcasting                 330       295
                                                     --------  --------
                                                     $  2,975  $  3,024
                                                     ========  ========

4.   NON-STATUTORY PURSE FUNDING/RECOVERIES

          Pursuant to the Race Park s agreement with the Texas Horsemen s Benevolent and Protective Association, as amended, recovery of a portion of the purses paid in excess of statutory amounts is allowed. The Partnership records recoveries as they are earned and expenses overpayments as they are incurred. During the three months ended March 31, 1996 and 1995, the Partnership recovered $0 and $373, respectively, of purses previously paid in excess of statutory amounts.

5.   NOTES PAYABLE

          Notes payable consist of the following:
                                                March 31,  December 31,
                                                   1996         1995
                                               (Unaudited)
      11% Senior Secured Extendible Notes due
  September 1, 2001 (net of unamortized
  discount of $16,884 in 1996 and $16,985
  in 1995)                                     $   20,971  $      20,870
Accrued interest to be paid in-kind                 2,024            983
                                               ----------- --------------
                                                   22,995         21,853
Unsecured promissory notes                            272            279
Equipment leases                                       93            107
Payable to limited partners                            23             23
                                               ----------  -------------
          Total                                    23,383         22,262
Less current portion                                  (93)           (91)
                                               ----------  -------------
                                               $   23,290  $      22,171
                                               ==========  =============

          The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the Effective Date as additional interest expense using the effective interest method.

          The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership s property, including rents, revenues, profits and income from the operation of the Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

6.   RELATED PARTY TRANSACTIONS

          Management fees include both management fees incurred pursuant to the Partnership Agreement, with respect to periods after October 6, 1995, or the prior management agreement with Race Track Management Enterprises,
for periods prior to April 17, 1995.   The Partnership incurred management
fees pursuant to such agreements of $188 and $306 for the three months ended March 31, 1996 and 1995, respectively. Payment of management fees, subsequent to October 6, 1995, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees.

          The Partnership incurred service fees and related costs of $178 and $123 for the three months ended March 31, 1996 and 1995, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. In addition, reorganization costs for the three months ended March 31, 1995, includes $127 of such costs incurred in connection with the reorganization of the Partnership.

          The Partnership incurred fees of $38 and $56 during the three months ended March 31, 1996 and 1995, respectively, for legal and other consulting services performed by other affiliates in the normal course of business.

7.        CONTINGENCIES

          The Partnership is involved in claims and litigation arising in the ordinary course of business. Management believes that the outcome of such matters will not have a material adverse effect upon the Partnership s financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

          The following should be read in conjunction with the unaudited consolidated financial statements contained elsewhere herein and the Form 10-K. Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K.

     RESULTS OF OPERATIONS

          Results of operations for the three months ended March 31, 1996 are not comparable to the three months ended March 31, 1995 due to the effects of the bankruptcy proceedings, including, the restructuring of indebtedness and adjustments to reduce the carrying value of assets. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year.

          The following table presents selected operational information for the three months ended March 31, 1996 and 1995:

                                                       THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                       1996    1995

       Number of live race days                          26      52
       Number of simulcast only days                     65      38
       Average daily attendance - live race days      3,395   3,130
       Average daily attendance - simulcast days        769     457
       Average live and guest per capita gross       $  153  $  146
       wager-live  race days
       Average guest per capita gross wager -           269     255
       simulcast days

                   (AMOUNTS IN MILLIONS)
       Live handle                                   $  5.4  $ 10.3
       Guest simulcasting                              21.6    18.5
       Host simulcasting handle                        21.1    15.3
       Net pari-mutuel commissions                      3.0     3.0

          Revenues. The Partnership s principal source of revenue is from pari-mutuel commissions generated on live races and simulcast races as both a guest and host track. Net pari-mutuel commissions from guest simulcasting increased by 33% during the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This increase is partially due to the effects of the new guest simulcasting fee arrangement which became effective January 1, 1996 and partially due to a continued increase in guest simulcasting handle. Total live handle for the three months ended March 31, 1996 dropped by 48% due to the decrease in live race days, however, host handle for the same three month period increased by 38% reflecting a continued growth in host simulcasting. Overall, net pari-mutuel commissions for the three months ended March 31, 1996 were only slightly less than the net pari-mutuel commissions for the three months ended March 31, 1995, even though live and host pari-mutuel commissions for


                                     10
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS (CONTINUED)

the three months ended March 31, 1996 were generated from one-half the number of race days.

          Other revenues for the three months ended March 31, 1996 were below those of the comparable period of 1995 primarily due to the decrease in the number of live race days. In addition, $0.4 million of purse overpayments incurred by the Partnership during 1994 were recovered during the three months ended March 31, 1995.

          Loss from Operations. Operating losses for the three months ended March 31, 1996 significantly decreased from 1995 levels due to a $1.2 million decrease in operating costs and expenses and a $0.5 million decrease in reorganization items. Most operating expense items decreased due to the decrease in the number of live race days. Also, depreciation and amortization declined by $0.5 million due to the effects of the adjustment of long-term assets to fair value recorded when the Plan was implemented. Reorganization expenses represent the professional fees and expenses related to the bankruptcy proceedings.

          Net loss. Net loss reflects the loss from operations as described above and interest expense, including amortization of deferred financing costs and the original issue and re-issue discounts, less interest earned on unexpended funds. Due to the restructuring of the Partnership s debt and the resulting decrease in interest expense, net loss for the three months ended March 31, 1996 is not comparable to the net loss for the three months ended March 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, the Partnership had cash and cash equivalents of $3.3 million compared to $4.4 million at December 31, 1995. The decline in cash and cash equivalents is primarily attributable to the use of cash to pay bankruptcy related professional fees approved by the United States Bankruptcy Court and to fund the operating loss incurred during the quarter. At March 31, 1996, the Partnership also had restricted cash of $2.7 million compared to $3.0 million at December 31, 1995. The decline in restricted cash is due to the payments made to horsemen for purses, stakes and awards during the live meets and the annual payment of property taxes.

          See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.















                                     11
                        SAM HOUSTON RACE PARK, LTD.


                        PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Partnership is involved in claims and litigation in the ordinary course of business. Management believes that the outcome of such litigation should not have a material adverse effect upon the Partnership s financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

          None

          B.   REPORTS ON FORM 8-K:

          None





































                                     12
                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.






Date: May 10, 1996            By:    /S/  MICHAEL J. VITEK
                                     ----------------------
                                       Michael J. Vitek
                                 Vice President of Accounting