Form 10-Q/A
period 1996-03-31
SAM HOUSTON RACE PARK LTD
filed 1996-07-12
CIK 911082

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the Company's consolidated balance sheet and consolidated statement of operations and is qualified in its entirety by reference to such consolidated financial statements together with the related footnotes thereto.
[/LEGEND]
[MULTIPLIER] 1000
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[EXCHANGE-RATE]                                      1
[CASH]                                            3281
[SECURITIES]                                         0
[RECEIVABLES]                                     3046
[ALLOWANCES]                                       377
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  7554
[PP&E]                                           26502
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                   34075
[CURRENT-LIABILITIES]                             5322
[BONDS]                                          22995
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                     34075
[SALES]                                              0
[TOTAL-REVENUES]                                  4598
[CGS]                                                0
[TOTAL-COSTS]                                     1233
[OTHER-EXPENSES]                                  4098
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                1154
[INCOME-PRETAX]                                 (1865)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             (1865)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    (1865)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0