Form 10-Q
period 1996-06-30
SAM HOUSTON RACE PARK LTD
filed 1996-08-14
CIK 911082

---------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                              ---------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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



     Registrant's telephone number, including area code: (713) 807-8700



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No /  /


                    DOCUMENTS INCORPORATED BY REFERENCE:


                                   None.


                              ---------------


                        SAM HOUSTON RACE PARK, LTD.



                                   INDEX


                                                                      PAGE
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statements of Operations for the three
               and six months ended June 30, 1996 and 1995            4
          Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995                    5
          Condensed Notes to Consolidated Financial Statements        6
Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 6.   Exhibits and Reports on Form 8-K                       12
     Signatures                                                       S-1

                        CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


                                                     June 30,  December 31,
                                                       1996        1995
                                                   ----------- ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                     $    3,956  $     4,434
     Restricted cash                                    1,761        3,004
     Accounts receivable, net of allowance
          for doubtful accounts of $320 and $388
          at June 30, 1996 and December 31, 1995,
          respectively                                    759          675
     Prepaid expenses and other current assets            441          271
                                                   ----------- ------------
          Total current assets                          6,917        8,384
                                                   ----------- ------------

     Property and equipment, net                       26,382       26,572
                                                   ----------- ------------

                                                   $   33,299  $    34,956
                                                   =========== ============

        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                              $    1,682  $     1,219
     Due to affiliates                                     56           89
     Property taxes payable                               641        1,185
     Accrued reorganization costs                           -          526
     Other liabilities                                  1,304          707
     Amounts due to horsemen for purses,                  892        1,828
     stakes and awards
     Current portion of notes payable                      94           91
                                                   ----------- ------------
          Total current liabilities                     4,669        5,645
                                                   ----------- ------------

Long term liabilities:
     Notes payable                                     24,524       22,171
     Deferred management fees                             567          177
                                                   ----------- ------------

          Total liabilities                            29,760       27,993
                                                   ----------- ------------

Commitments and contingencies (Notes 1 and 7)
Partners' capital                                       3,539        6,963
                                                   ----------- ------------
                                                   $   33,299  $    34,956
                                                   =========== ============

  The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                           Three Months      Six Months
                                               Ended            Ended
                                              June 30,         June 30,
                                            1996     1995    1996     1995
                                          -------  ------- -------  -------
Revenues:
     Pari-mutuel commissions, net         $3,595   $1,761  $6,570   $4,785
     Food and beverage sales                 996      303   1,632    1,438
     Non-statutory purse recoveries            -      669       -    1,042
     Admissions, parking and other         1,079      909   2,066    2,043
                                          -------  ------- -------  -------
                                           5,670    3,642  10,268    9,308
                                          -------  ------- -------  -------
Costs and expenses:
     Cost of pari-mutuel operations          475      271     840      724
     Cost of food and beverage operations    410      138     696      561
     Other operating                         661      455   1,243    1,154
     Salaries and wages                    2,200    1,259   4,139    3,577
     Management and other professional       523      385   1,056      980
       fees
     Marketing and advertising               602      322   1,138      604
     Utilities                               327      253     651      563
     Property taxes                          316      299     633      603
     Depreciation and amortization           217      715     431    1,442
     General and administrative              252      421     487      785
                                          -------  ------- -------  -------
                                           5,983    4,518  11,314   10,993
                                          -------  ------- -------  -------

Loss before reorganization items and
  other income (expense)                    (313)    (876) (1,046)  (1,685)

Reorganization expenses                      (15)    (875)    (44)  (1,374)
                                          -------  ------- -------  -------

Loss from operations                        (328)  (1,751) (1,090)  (3,059)

Other income (expense):
     Interest income                          52       57     103       97
     Interest expense                     (1,283)    (612) (2,437)  (3.403)
                                          -------  ------- -------  -------
                                          (1,231)    (555) (2,334)  (3,306)
                                          -------  ------- -------  -------



Net loss                                  $(1,559) $(2,306)$(3,424) $(6,365)
                                          =======  ======= =======  =======


  The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                         1996       1995
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $  (3,424) $  (6,365)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization                     431      1,442
          Amortization of deferred financing costs
            and discounts on long-term debt                 269        293

          Decrease in restricted cash                     1,243        271
          Increase (decrease) in accounts receivable        (84)       334
          Increase in prepaid expenses and other           (170)      (193)
          Increase in accounts payable                      463        452
          Increase in due to affiliates and deferred        357        251
            management fees
          Increase in accrued interest                    2,128          -
          Increase (decrease) in amounts due to            (936)       974
            horsemen
          Increase in other liabilities                      53        697
          Decrease in prepetition liabilities                 -    (12,949)
          Increase in liabilities subject to                  -     11,990
          compromise
          Reorganization items:
          Increase (decrease) in accrued                   (526)       200
               reorganization costs                   ---------  ---------
          Net cash used for operating activities           (196)    (2,603)
                                                      ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to buildings and equipment                  (241)       (79)
                                                      ---------  ---------
          Net cash used for investing activities           (241)       (79)
                                                      ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, net                         (41)        (9)
                                                      ---------  ---------
          Net cash used for financing activities            (41)        (9)
                                                      ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                      (478)    (2,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          4,434      4,421
                                                      ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   3,956  $   1,730
                                                      =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Reorganization items paid:
          Professional fees                                 570        477

  The accompanying notes are an integral part of these financial statements.

1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS

     BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). On April 17, 1995 (the "Filing Date"), the Partnership, Capital and an affiliated company filed voluntary petitions in the United States Bankruptcy Court, each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code (the
"Bankruptcy Code").   On September 22, 1995, the Bankruptcy Court entered
an order confirming the sixth amended consolidated plan of reorganization (the "Plan"). The transactions called for by the Plan were completed on October 6, 1995 (the "Effective Date"). Immediately after the Effective Date, wholly owned subsidiaries of MAXXAM Inc. ("MAXXAM") held approximately 65.8% of the equity in the Partnership. Subsequent to the Effective Date, a wholly owned subsidiary of MAXXAM purchased 11% Senior Secured Extendible Notes (the "Extendible Notes") together with accrued interest thereon and the corresponding shares of common stock of SHRP Equity, Inc. to which one noteholder was entitled. After giving effect to this transaction, wholly owned subsidiaries of MAXXAM hold directly and indirectly approximately 78.8% of the equity in the Partnership.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Further, the results of operations for the three and six months ended June 30, 1996 are not comparable to the three and six months ended June 30, 1995 due to the effects of the bankruptcy filing. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at June 30, 1996, the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995, and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

          FUTURE CASH REQUIREMENTS

          Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the Extendible Notes in exchange for the 11-3/4% Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met.  Additionally, the Third Amended and Restated
Partnership Agreement (the "Partnership Agreement") defers the payment of management fees until two consecutive interest payments have been paid in cash.  The Partnership continues to project operating losses during the next two to three years, which are expected to be funded by the proceeds contributed on the Effective Date, until such time as its customer base grows and other changes are implemented such that it can support its operations. At June 30, 1996, the Partnership had cash and cash equivalents of $3,956 and a $1,700 line of credit available to fund these projected operating losses. Management is continuing to undertake aggressive marketing efforts to increase attendance and pari-mutuel handle at the Race Park, as well as continuing to reduce operating expenses, in order to generate operating income.  To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership during the next two to three years, alternative sources of funding will be
necessary.   In addition, the Partnership is required to retire the
Extendible Notes and related accrued interest on September 1, 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations, alternative sources of funding will be necessary.
There can be no assurance that alternative sources of funding will be available to the Partnership, if needed.

2.   RESTRICTED CASH

          The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at June 30, 1996 and December 31, 1995, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.   PARI-MUTUEL OPERATIONS

          The Partnership offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and simulcast racing throughout the year. The Partnership earns revenues on live racing and on simulcasting racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Partnership receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.

          On April 1, 1996, the Racing Commission allowed for one-half of the fee paid to the sending track under the Partnership's various guest simulcasting agreements to be paid from the funds held by the Partnership for the benefit of future winning horsemen and one-half of the fee to be paid by the Partnership. Under the previous arrangement, the Partnership paid the entire fee. The new arrangement is effective as of January 1, 1996 and resulted in an increase of $372 and $712 in guest simulcasting commissions for the Partnership during the three and six months ended June 30, 1996.

3.   PARI-MUTUEL OPERATIONS (CONTINUED)

          A summary of the pari-mutuel operations for the three and six months ended June 30, 1996 and 1995 is as follows:


                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                 --------------------  -------------------
                                    1996        1995      1996      1995
Number of live race days                38          2        64        54

Live handle                      $   7,968   $    523  $ 13,327  $ 10,867
Guest simulcasting handle           22,816     22,312    44,418    40,823
Host simulcasting handle            38,381        281    59,528    15,573
                                 ----------  --------- --------- ---------
                                 $  69,165   $ 23,116  $117,273  $ 67,263
                                 =========   ========  ========  ========

Net commissions from live racing $     945   $     63  $  1,581  $  1,285
Net commissions from guest
     simulcasting                    2,045      1,690     4,054     3,197
Net commissions from host
     simulcasting                      605          8       935       303
                                 ---------   --------- --------  --------
                                 $   3,595     $1,761  $  6,570  $  4,785
                                 =========   ========  ========  ========

4.   NON-STATUTORY PURSE FUNDING/RECOVERIES

          Pursuant to the Partnership's agreement with the Texas Horsemen's Benevolent and Protective Association, as amended, recovery of a portion of the purses paid in excess of statutory amounts is allowed. The Partnership records recoveries as they are earned and expenses overpayments as they are incurred. The Partnership recovered purses previously paid in excess of statutory amounts of $0 and $669 during the three months ended June 30, 1996 and 1995, respectively, and $0 and $1,042 during the six months ended June 30, 1996 and 1995, respectively

5.   NOTES PAYABLE

          Notes payable consist of the following:

                                                  June 30,   December 31,
                                                    1996          1995
                                               ------------  ------------
                                                (Unaudited)
     11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $16,716 in 1996 and $16,985
in 1995)                                       $     23,163  $      20,870
Accrued interest to be paid in-kind                   1,097            983
                                               ------------  ------------
                                                     24,260         21,853
Unsecured promissory notes                              255            279
Equipment leases                                         80            107
Payable to limited partners                              23             23
                                               ------------  ------------
          Total                                      24,618         22,262
Less current portion                                    (94)           (91)
                                               ------------  ------------
                                               $     24,524  $      22,171
                                               ============  ============

5.   NOTES PAYABLE (CONTINUED)

          On April 1, 1996, the Partnership issued $2,024 of Extendible Notes as payment in-kind of accrued interest due April 1, 1996. The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the Effective Date as additional interest expense using the effective interest method.

          The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership's property, including rents, revenues, profits and income from the operation of the Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

6.   RELATED PARTY TRANSACTIONS

          Management fees include both management fees incurred pursuant to the Partnership Agreement, with respect to periods after October 6, 1995, or the prior management agreement with Race Track Management Enterprises,
for periods prior to April 17, 1995.   The Partnership incurred management
fees pursuant to such agreements of $188 and $58 for the three months ended June 30, 1996 and 1995, respectively, and $375 and $364 for the six months ended June 30, 1996 and 1995, respectively. Payment of management fees, subsequent to October 6, 1995, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

          The Partnership incurred service fees and related costs of $167 and $159 for the three months ended June 30, 1996 and 1995, respectively, and $345 and $283 for the six months ended June 30, 1996 and 1995, respectively, related to the costs incurred for services provided by employees of MAXXAM and certain of its subsidiaries. In addition, reorganization costs for the three and six months ended June 30, 1995, includes $127 and $290, respectively of such costs incurred in connection with the reorganization of the Partnership.

          The Partnership incurred fees of $30 and $27 during the three months ended June 30, 1996 and 1995, respectively, and $68 and $83 for the six months ended June 30, 1996 and 1995, respectively for legal and other consulting services performed by other affiliates in the normal course of business.

7.        CONTINGENCIES

          The Partnership is involved in claims and litigation arising in the ordinary course of business. Management believes that the outcome of such matters will not have a material adverse effect upon the Partnership's financial position, results of operations or liquidity.

          Also see Note 1 for a discussion of the future cash requirements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the unaudited consolidated financial statements contained elsewhere herein and the Form 10-K. Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K.

     RESULTS OF OPERATIONS

          Results of operations for the three and six months ended June 30, 1996 are not comparable to the three and six months ended June 30, 1995 due to the effects of the bankruptcy proceedings, including, the restructuring of indebtedness and adjustments to reduce the carrying value of assets. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year.

          The following table presents selected operational information for the three and six months ended June 30, 1996 and 1995:


                                               THREE MONTHS    SIX MONTHS
                                                  ENDED          ENDED
                                                 JUNE 30,       JUNE 30,
                                              -------------  -------------
                                               1996    1995   1996    1995
                                              ------  ------ ------  ------
Number of live race days                         38       2     64      54
Number of simulcast only days                    53      89    117     127

Average daily attendance - live race days     3,829   4,058  3,653   3,165
Average daily attendance - simulcast days       720   1,010    753     845
Average live and guest per capita gross
     wager-live race days                     $ 143   $ 134  $ 146   $ 146
Average guest per capita gross wager -
simulcast days                                  260     242    257     249

            (AMOUNTS IN MILLIONS)
Live handle                                   $ 7.9   $  .5  $13.3   $10.9
Guest simulcasting handle                      22.8    22.3   44.4    40.8
Host simulcasting handle                       38.4      .3   59.5    15.6

Net commissions from live racing                 .9      .1    1.6     1.3
Net commissions from guest simulcasting         2.1     1.7    4.1     3.2
Net commissions from host simulcasting           .6       -     .9      .3
                                              ------  ------ ------  ------
Total net pari-mutuel commissions             $ 3.6   $ 1.8  $ 6.6   $ 4.8
                                              ======  ====== ======  ======


          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated on live races and simulcast races as both a guest and host track. Net pari-mutuel commissions from live racing increased significantly during the three months ended June 30, 1996 compared to the three months ended June 30, 1995 due to the increased number of race days. Net pari-mutuel commissions from guest simulcasting increased by 21% and 27%, respectively, for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. This increase is primarily due to the effects of the new guest simulcasting fee arrangement which became effective January 1, 1996. Host simulcasting

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

handle continued to increase during the three and six months ended June 30, 1996 compared to the previous quarter and the comparable periods of 1995 due to an increase in the number of live race days and a significant
increase in the number of host simulcasting outlets.   Overall, net pari-
mutuel commissions for the three and six months ended June 30, 1996 increased by 100% and 38%, respectively, reflecting the continued growth of guest and host simulcasting handle.

          Other revenues for the three and six months ended June 30, 1996 were above those of the comparable period of 1995 primarily due to the increase in the number of live race days. In addition, $0.7 million and $1.0 million of purse overpayments incurred by the Partnership during 1994 were recovered during the three and six months ended June 30, 1995.

          Loss from Operations. Although most operating expense items increased primarily due to the increase in live race days, the loss from operations for the three and six months ended June 30, 1996 decreased from 1995 levels due to the increase in operating revenues discussed above and a decrease in reorganization items. Also, depreciation and amortization declined by $0.5 million and $1.0 million for the three and six months ended June 30, 1996, respectively, due to the effects of the adjustment of long-term assets to fair value recorded when the Plan was implemented.

          Net loss. Net loss reflects the loss from operations as described above and interest expense, including amortization of deferred financing costs and the original issue and re-issue discounts, less interest earned on unexpended funds. Due to the restructuring of the Partnership's debt and the resulting decrease in interest expense, net loss for the three and six months ended June 30, 1996 is not comparable to the net loss for the three and six months ended June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, the Partnership had cash and cash equivalents of $4.0 million compared to $4.4 million at December 31, 1995. The decline in cash and cash equivalents is primarily attributable to the use of cash to fund the operating loss incurred during the six month period. At June 30, 1996, the Partnership also had restricted cash of $1.8 million compared to $3.0 million at December 31, 1995. The decline in restricted cash is due to the payments made to horsemen for purses, stakes and awards during the live meets and to the annual payment of property taxes during the first quarter of 1996.

          See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

                        SAM HOUSTON RACE PARK, LTD.


                        PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Partnership is involved in claims and litigation in the ordinary course of business. Management believes that the outcome of such litigation should not have a material adverse effect upon the Partnership's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

          10.32     Agreement between Texas Horsemen's
                    Partnership, L.L.P. and the Partnership

          B.   REPORTS ON FORM 8-K:

          None

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.






Date: August 12, 1996         By:    /S/  MICHAEL J. VITEK
                                       Michael J. Vitek
                                 Vice President of Accounting