Form 10-Q
period 1996-09-30
SAM HOUSTON RACE PARK LTD
filed 1996-11-13
CIK 911082

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                              ---------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                      Commission File Number 33-67738

                        SAM HOUSTON RACE PARK, LTD.
           (Exact name of Registrant as Specified in its Charter)


             TEXAS                           76-0313877
 (State or other jurisdiction             (I.R.S. Employer
      of incorporation or              Identification Number)
         organization)


     ONE SAM HOUSTON PLACE                      77064
7575 NORTH SAM HOUSTON PARKWAY               (Zip Code)
             WEST
        HOUSTON, TEXAS
     (Address of Principal
      Executive Offices)


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

                        SAM HOUSTON RACE PARK, LTD.

                                   INDEX


                                                                       PAGE
                                                                       ----
PART I. - FINANCIAL INFORMATION

   Item 1.  Financial Statements
      Consolidated Balance Sheet at September 30, 1996 and
         December 31, 1995                                               3
      Consolidated Statement of Operations for the three and nine
         months ended September 30, 1996 and 1995                        4
      Consolidated Statement of Cash Flows for the nine months ended
         September 30, 1996 and 1995                                     5
      Condensed Notes to Consolidated Financial Statements               6
   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               10

PART II. - OTHER INFORMATION

   Item 1.  Legal Proceedings                                           12
   Item 6.  Exhibits and Reports on Form 8-K                            12
   Signatures                                                          S-1

                        SAM HOUSTON RACE PARK, LTD.

                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                 September    December
                                                    30,         31,
                                                    1996        1995
                                                ----------- -----------
                                                (Unaudited)
                    ASSETS
Current assets:
   Cash and cash equivalents                    $     2,919 $     4,434
   Restricted cash                                    2,256       3,004
   Accounts receivable, net of allowance for
      doubtful accounts of $320 and $388 at
      September 30, 1996 and December 31,
      1995, respectively                                349         675
   Prepaid expenses and other current assets            814         271
                                                ----------- -----------
      Total current assets                            6,338       8,384
                                                ----------- -----------

Property and equipment, net                          26,317      26,572
                                                ----------- -----------
                                                $    32,655 $    34,956
                                                =========== ===========

       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable                             $     1,290 $     1,219
   Due to affiliates                                     55          89
   Property taxes payable                               957       1,185
   Accrued reorganization costs                          --         526
   Other liabilities                                  1,140         707
   Amounts due to horsemen for purses, stakes
      and awards                                      1,324       1,828
   Current portion of notes payable                      92          91
                                                ----------- -----------
      Total current liabilities                       4,858       5,645
                                                ----------- -----------

Long term liabilities:
   Notes payable                                     25,770      22,171
   Deferred management fees                             770         177
                                                ----------- -----------

      Total liabilities                              31,398      27,993
                                                ----------- -----------

Commitments and contingencies (Notes 1 and 7)
Partners' capital                                     1,257       6,963
                                                ----------- -----------
                                                $    32,655 $    34,956
                                                =========== ===========

The accompanying notes are an integral part of these financial statements.

                        SAM HOUSTON RACE PARK, LTD.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1996       1995      1996      1995
                                   ---------  --------- --------- ---------
Revenues:
   Pari-mutuel commissions, net    $  2,844   $  2,612  $  9,414  $  7,397
   Food and beverage sales              916        933     2,548     2,371
   Non-statutory purse recoveries        --         --        --     1,042
   Admissions, parking and other      1,058      1,300     3,124     3,343
                                   ---------  --------- --------- ---------
                                      4,818      4,845    15,086    14,153
                                   ---------  --------- --------- ---------
Costs and expenses:
   Cost of pari-mutuel operations       469        464     1,309     1,188
   Cost of food and beverage
      operations                        422        393     1,118       954
   Other operating                      647        677     1,890     1,831
   Salaries and wages                 2,173      2,068     6,312     5,645
   Management and other
      professional fees                 511        212     1,567     1,192
   Marketing and advertising            495        714     1,633     1,318
   Utilities                            341        326       992       889
   Property taxes                       316        147       949       750
   Depreciation and amortization        226        723       657     2,165
   General and administrative           234        472       721     1,257
                                   ---------  --------- --------- ---------
                                      5,834      6,196    17,148    17,189
                                   ---------  --------- --------- ---------

Loss before reorganization items
   and other income (expense)        (1,016)    (1,351)   (2,062)   (3,036)

Reorganization items:
   Reorganization expenses              (41)    (1,472)      (85)   (2,846)
                                   ---------  --------- --------- ---------

Loss from operations                 (1,057)    (2,823)   (2,147)   (5,882)

Other income (expense):
   Interest income                       61         19       164       116
   Interest expense                  (1,286)      (147)   (3,723)   (3,550)
                                   ---------  --------- --------- ---------
                                     (1,225)      (128)   (3,559)   (3,434)
                                   ---------  --------- --------- ---------

Net loss                           $ (2,282)  $ (2,951) $ (5,706) $ (9,316)
                                   =========  ========= ========= =========

The accompanying notes are an integral part of these financial statements.

                        SAM HOUSTON RACE PARK, LTD.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                           1996      1995
                                                        --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $ (5,706) $ (9,316)
   Adjustments to reconcile net loss to net cash used
      for operating activities:
      Depreciation and amortization                          657     2,165
      Amortization of deferred financing costs and
         discounts on long-term debt                         436       439
      (Increase) decrease in restricted cash                 748      (301)
      Decrease in accounts receivable                        326       701
      Increase in prepaid expenses and other                (543)      (52)
      Increase in accounts payable                            71       740
      Increase in due to affiliates and deferred
         management fees                                     559       459
      Increase in accrued interest                         3,226        --
      Increase (decrease) in amounts due to horsemen        (504)    1,666
      Increase in other liabilities                          205       930
      Decrease in prepetition liabilities                     --   (13,146)
      Increase in liabilities subject to compromise           --    12,041
      Reorganization items:
         Increase (decrease) in accrued reorganization
            costs                                           (526)    1,781
                                                        --------- ---------
         Net cash used for operating activities           (1,051)   (1,893)
                                                        --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to buildings and equipment                     (402)     (115)
                                                        --------- ---------
         Net cash used for investing activities             (402)     (115)
                                                        --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable, net                            (62)      (14)
                                                        --------- ---------
         Net cash used for financing activities              (62)      (14)
                                                        --------- ---------

DECREASE IN CASH AND CASH EQUIVALENTS                     (1,515)   (2,022)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,434     4,421
                                                        --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  2,919  $  2,399
                                                        ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Reorganization items paid:
      Professional fees                                      611       477

The accompanying notes are an integral part of these financial statements.

                        SAM HOUSTON RACE PARK, LTD.

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). On April 17, 1995 (the "Filing Date"), the Partnership and affiliated companies filed voluntary petitions in the United States Bankruptcy Court, each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On September 22, 1995, the Bankruptcy Court entered an order confirming the sixth amended consolidated plan of reorganization (the "Plan"). The transactions called for by the Plan were completed on October 6, 1995 (the "Effective Date"). Immediately after the Effective Date, wholly owned subsidiaries of MAXXAM Inc. ("MAXXAM") held approximately 65.8% of the equity in the Partnership. Subsequent to the Effective Date, a wholly owned subsidiary of MAXXAM purchased Extendible Notes (as defined below) together with accrued interest thereon and the corresponding shares of common stock of SHRP Equity, Inc. to which one noteholder was entitled. After giving effect to this transaction, wholly owned subsidiaries of MAXXAM hold directly and indirectly approximately 78.8% of the equity in the Partnership.

     The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Further, the results of operations for the three and nine months ended September 30, 1996 are not comparable to the three and nine months ended September 30, 1995 due to the effects of the bankruptcy filing. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at September 30, 1996, the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995, and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

     The condensed notes to the consolidated financial statements contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in various places in the condensed notes and include statements regarding the intent, belief or current expectations of the Partnership, its Managing General Partner or its officers primarily with respect to the future operating performance of the Partnership. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of several factors. The condensed notes identify important factors that could cause such differences.

FUTURE CASH REQUIREMENTS

     Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the 11% Senior Secured Extendible Notes (the "Extendible Notes") in exchange for the 11 3/4% Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the Third Amended and Restated Partnership Agreement (the "Partnership Agreement") defers the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the next two years. Management believes the proceeds contributed on the Effective Date (together with the $1,700 line of credit) will be adequate to fund the operating activities of the Partnership for that period of time. At September 30, 1996, the Partnership had cash and cash equivalents of $2,919 and the $1,700 line of credit available to fund these projected operating losses. Management is continuing to undertake aggressive marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership, alternative sources of funding will be necessary. In addition, the Partnership is required to retire the Extendible Notes and related accrued interest on September 1, 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations, alternative sources of funding will be necessary. There can be no assurance that alternative sources of funding will be available to the Partnership, if needed.

2.   RESTRICTED CASH

     The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at September 30, 1996 and December 31, 1995, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

     On April 1, 1996, the Racing Commission allowed for one-half of the fee paid to the sending track under the Race Park's various guest simulcasting agreements to be paid from the funds held by the Race Park for the benefit of future winning horsemen and one-half of the fee to be paid by the Race Park. Under the previous arrangement, the Race Park paid the entire fee. The new arrangement is effective as of January 1, 1996 and resulted in an increase of $310 and $1,022 in guest simulcasting commissions for the Race Park during the three and nine months ended September 30, 1996.

     A summary of the pari-mutuel operations for the three and nine months ended September 30, 1996 and 1995 is as follows:


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1996       1995      1996      1995
                                   ---------  --------- --------- ---------
Number of live race days                  38         43       102        97

Live handle                        $   5,200  $   7,173 $  18,528 $  18,040
Guest simulcasting handle             22,267     21,385    66,684    62,208
Host simulcasting handle               8,022      5,536    67,685    21,129
                                   ---------  --------- --------- ---------
                                   $  35,489  $  34,094 $ 152,897 $ 101,377
                                   =========  ========= ========= =========

Net commissions from live racing   $     609  $     839 $   2,190 $   2,124
Net commissions from guest
   simulcasting                        2,085      1,634     6,140     4,831
Net commissions from host
   simulcasting                          150        139     1,084       442
                                   ---------  --------- --------- ---------
                                   $   2,844  $   2,612 $   9,414 $   7,397
                                   =========  ========= ========= =========

4.   NON-STATUTORY PURSE FUNDING/RECOVERIES

     Pursuant to the Race Park's amended agreement with the Texas Horsemen's Benevolent and Protective Association, recovery of a portion of the purses paid in excess of statutory amounts is allowed. The Partnership records recoveries as they are earned and expenses overpayments as they are incurred. The Partnership recovered purses previously paid in excess of statutory amounts of $1,042 during the nine months ended September 30, 1995. No amounts were recovered during the nine months ended September 30, 1996.

5.   NOTES PAYABLE

     Notes payable consist of the following:


                                                     September    December
                                                        30,         31,
                                                        1996        1995
                                                    ----------- -----------
                                                    (Unaudited)
11% Senior Secured Extendible Notes due September
   1, 2001 (net of unamortized discount of $16,549
   in 1996 and $16,985 in 1995)                     $   23,331  $   20,870
Accrued interest to be paid in-kind                      2,193         983
                                                    ----------- -----------
                                                        25,524      21,853
Unsecured promissory notes                                 248         279
Equipment leases                                            67         107
Payable to limited partners                                 23          23
                                                    ----------- -----------
      Total                                             25,862      22,262
Less current portion                                       (92)        (91)
                                                    ----------- -----------
                                                    $   25,770  $   22,171
                                                    =========== ===========

     During 1996, the Partnership issued $2,024 and $2,193 of Extendible Notes as payment in-kind of interest accrued through April 1, 1996 and October 1, 1996, respectively. The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the Effective Date as additional interest expense using the effective interest method.

     The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership's property, including rents, revenues, profits and income from the operation of the Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

6.   RELATED PARTY TRANSACTIONS

     Management fees include both management fees incurred pursuant to the Partnership Agreement, with respect to periods after October 6, 1995, or the prior management agreement with Race Track Management Enterprises, for periods prior to April 17, 1995. The Partnership incurred management fees pursuant to such agreements of $188 and $0 for the three months ended September 30, 1996 and 1995, respectively, and $563 and $364 for the nine months ended September 30, 1996 and 1995, respectively. Payment of management fees, subsequent to October 6, 1995, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

     The Partnership incurred service fees and related costs of $159 and $87 for the three months ended September 30, 1996 and 1995, respectively, and $504 and $375 for the nine months ended September 30, 1996 and 1995, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. In addition, reorganization costs for the three and nine months ended September 30, 1995, includes $122 and $412, respectively, of such costs incurred in connection with the reorganization of the Partnership.

     The Partnership incurred fees of $32 and $7 during the three months ended September 30, 1996 and 1995, respectively, and $100 and $90 for the nine months ended September 30, 1996 and 1995, respectively, for legal and other consulting services performed by other affiliates in the normal course of business.

7.   CONTINGENCIES

     The Partnership is involved in claims and litigation arising in the ordinary course of business. Management believes that the outcome of such matters will not have a material adverse effect upon the Partnership's financial position, results of operations or liquidity.

     Also, see Note 1 for a discussion of the future cash requirements of the Partnership.

                        SAM HOUSTON RACE PARK, LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

     The following should be read in conjunction with the unaudited consolidated financial statements contained elsewhere herein and the Form 10-K. Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K.
RESULTS OF OPERATIONS

     Results of operations for the three and nine months ended September 30, 1996 are not comparable to the three and nine months ended September 30, 1995 due to the effects of the bankruptcy proceedings, including, the restructuring of indebtedness and adjustments to reduce the carrying value of assets. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year.

     The following table presents selected attendance and wagering information for the three and nine months ended September 30, 1996 and 1995:


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1996       1995      1996      1995
                                   ---------  --------- --------- ---------
Number of live race days                  38         43       102        97
Number of simulcast only days             54         49       172       176

Average daily attendance - live
   race days                           3,972      3,498     3,772     3,312
Average daily attendance -
   simulcast days                        678        717       725       753
Average live and guest per capita
   gross wager - live race days    $     118  $     130 $     138 $     139
Average guest per capita gross
   wager - simulcast days                265        253       257       236

       (Amounts in millions)
Live handle                        $     5.2  $     7.2 $    18.5 $    18.1
Guest simulcasting handle               22.3       21.4      66.7      62.2
Host simulcasting handle                 8.0        5.5      67.7      21.1

Net commissions from live racing          .6         .8       2.2       2.1
Net commissions from guest
   simulcasting                          2.1        1.7       6.1       4.8
Net commissions from host
   simulcasting                           .1         .1       1.1        .5
                                   ---------  --------- --------- ---------
Total net pari-mutuel commissions  $     2.8  $     2.6 $     9.4 $     7.4
                                   =========  ========= ========= =========

     Revenues.
     The Partnership's principal source of revenue is from pari-mutuel commissions generated on live races and simulcast races as both a guest and host track. Net pari-mutuel commissions from live racing decreased during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to the decrease of five live race days and a decrease in the average live and guest per capita wager on live race days of $12 during the period. However, total net pari-mutuel commissions increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to increases in guest and host simulcasting. Net pari-mutuel commissions from guest simulcasting increased by 28% and 27%, respectively, for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. This increase is primarily due to the effects of the new guest simulcasting fee arrangement which became effective January 1, 1996. See Note 3 to the Consolidated Financial Statements. Host simulcasting handle increased during the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 due to an increase in the number of race tracks and off-track wagering facilities receiving the Partnership's simulcast signal. Overall, net pari-mutuel commissions for the three and nine months ended September 30, 1996 increased by 9% and 27%, respectively, reflecting the continued growth of both types of simulcasting handle.

     Other revenues for the three months ended September 30, 1996 were below those of the comparable period of 1995 primarily due to the decrease in the number of live race days. Other revenues for the nine months ended September 30, 1995 included $1.0 million of purse recoveries related to overpayments incurred by the Partnership during 1994. No amounts were recovered during the nine months ended September 30, 1996.

     Loss from Operations.
     The loss from operations for the three months ended September 30, 1996 decreased from 1995 levels primarily due to a decrease in reorganization items. The loss from operations for the the nine months ended September 30, 1996 decreased from 1995 levels due to a decrease in reorganization items as well as an increase in pari-mutuel commissions described above. Depreciation and amortization declined by $0.5 million and $1.5 million for the three and nine months ended September 30, 1996, respectively, due to the effects of the adjustment of long-term assets to fair value recorded when the Plan was implemented.

     Net loss.
     Net loss reflects the loss from operations as described above and interest expense, including amortization of deferred financing costs and the original issue and re-issue discounts, less interest earned on unexpended funds. Due to the restructuring of the Partnership's debt and the resulting decrease in interest expense, the net loss for the nine months ended September 30, 1996 is not comparable to the net loss for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Partnership had cash and cash equivalents of $2.9 million compared to $4.4 million at December 31, 1995. The decline in cash and cash equivalents is primarily attributable to the use of cash to fund the operating loss incurred during the nine month period. At September 30, 1996, the Partnership also had restricted cash of $2.3 million compared to $3.0 million at December 31, 1995. The decline in restricted cash is due to the payments made to horsemen for purses, stakes and awards during the live meets and to the annual payment of property taxes during the first quarter.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   A.  EXHIBITS:

      10.33 Agreement between Texas Thoroughbred H.B.P.A. Inc. and the Partnership dated September 30, 1996

   B.  REPORTS ON FORM 8-K:

      None.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                            SAM HOUSTON RACE PARK, LTD.


Date: November 13, 1996                 By:     /S/ MICHAEL J. VITEK
                                                  Michael J. Vitek
                                            Vice President of Accounting