Form 10-K
period 1996-12-31
SAM HOUSTON RACE PARK LTD
filed 1997-03-31
CIK 911082

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-K

          ---------------


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996
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

          Registrant's telephone number, including area code: (281) 807-
          8700

          ---------------


          Securities registered pursuant to Section 12(b) of the Act:

          None.

          Securities registered pursuant to Section 12(g) of the Act:

          None.

          ---------------


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





          ---------------





                             SAM HOUSTON RACE PARK, LTD.

                                        PART I

          ITEM 1.        BUSINESS

               GENERAL

                    Sam Houston Race Park, Ltd., a Texas limited partnership (the "Partnership"), owns and operates Sam Houston Race Park, a Class 1 horse racing facility located within the greater Houston metropolitan area (the "Race Park"). The Race Park offers pari-mutuel wagering on live thoroughbred and quarter horse racing and on horse races simulcast from other race tracks. The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests.

                    The Race Park began operations on April 29, 1994 and sustained substantial operating losses during 1994 and 1995. On April 17, 1995, the Partnership and two affiliated entities, SHRP Capital Corp. ("Capital") and SHRP Acquisition, Inc. ("SHRP Acquisition"), filed voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court"), each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. The Partnership, Capital and SHRP Acquisition (collectively, "the Debtors") subsequently filed a sixth amended consolidated plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On September 22, 1995, the Bankruptcy Court entered an order confirming the Plan. The transactions called for by the Plan, which included the reduction in the Partnership's long-term debt from $75.0 million to $37.5 million (through the issuance of the Partnership's 11% Senior Secured Extendible Notes; the "Extendible Notes") and a significant cash infusion, were completed on October 6, 1995 (the "Effective Date"). The bankruptcy case was closed by the Bankruptcy Court on December 19, 1996. See the Partnership's Consolidated Financial Statements appearing in Item 8 for further information concerning the bankruptcy proceedings.

                    Immediately after the Effective Date, wholly owned subsidiaries of MAXXAM held approximately 65.8% of the equity in the Partnership. During 1995, a wholly owned subsidiary of MAXXAM purchased the Extendible Notes and the corresponding shares of common stock of the Additional General Partner owned by one noteholder. Such shares of common stock represented approximately 39.0% of the shares of common stock of the Additional General Partner. After giving effect to this transaction, wholly owned subsidiaries of MAXXAM held, directly and indirectly, approximately 78.8% of the equity in the Partnership. In February 1997, MAXXAM purchased additional





                             SAM HOUSTON RACE PARK, LTD.

          Extendible Notes and the corresponding shares of common stock of the Additional General Partner from other noteholders thereby increasing its interest to 88.5% of the equity in the Partnership.

                    This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

               DESCRIPTION OF THE RACE PARK

                    General
                    The Race Park is located on approximately 300 acres of land (the "Site") owned by the Partnership in the greater Houston metropolitan area. The Race Park's buildings and grounds have an aggregate capacity of approximately 18,000 patrons. The Race Park's design allows patrons to move throughout the facility during the course of a race day.

                    Location; Accessibility; Parking
                    The Site is located in Harris County approximately 18 miles from downtown Houston and approximately 15 miles from Houston Intercontinental Airport. The Race Park fronts Sam Houston Parkway, a major tollway, providing ready access to residents of the greater Houston metropolitan area. Access is also available by other major thoroughfares. The parking area can accommodate approximately 10,000 cars.

                    Racing Ovals
                    The Race Park has two racing ovals   a one and one-
          quarter mile dirt track and a one and one-eighth mile turf course. Each racing oval features straightaways or "chutes" to





                             SAM HOUSTON RACE PARK, LTD.

          accommodate varying race lengths. The surface of the tracks and the rails have been designed to lessen the risk of injuries to horses and jockeys and are generally considered to be of high quality.

                    Grandstand
                    The Grandstand building at the Race Park is a modern, air-conditioned, fully-enclosed structure of approximately 196,700 square-feet with a variety of viewing and simulcasting facilities on three levels. The Grandstand has seating for 6,000 patrons and is designed to accommodate approximately 10,000 total patrons. There are numerous video monitors, an electronic message board, video walls, video replay libraries and odds information boards throughout the Grandstand to increase the flow of information to bettors. Simulcast races are shown on designated video monitors. Each patron level has numerous pari-mutuel betting windows, automated betting machines and concession areas.

                    The first level of the Grandstand building is the paddock level, which allows free access to the landscaped saddling paddock area, where patrons can observe the jockey mounting and pre-race walk of the horses. The design of the Grandstand does not permit patrons to view live racing from inside the paddock level of the Grandstand; viewing at this level is limited to video monitors. The next level is the clubhouse level. The clubhouse level includes a dining area which has a view of the track, a video monitor on each table and seats over 600 people. The clubhouse level also has box seats, counter seats and theater seats available at extra cost. This level also contains a terrace for viewing the saddling paddock, meeting rooms and the "members only" Jockey Club. The third level of the Grandstand consists of 19 suites available for annual lease or party use and three designated party rooms. All of the suites and party rooms overlook the track. Catering and separate pari-mutuel facilities are provided for the suite level. The press, judges and racing officials are also located on this level.

                    Other Viewing Areas
                    In addition to the Grandstand, there are three additional areas from which patrons can watch the races: the standee ramp or apron between the Grandstand and the racing ovals; the 30,000 square foot enclosed, air- conditioned pavilion which is located immediately north of the Grandstand; and the infield area of the racetrack. The pavilion has a separate non-smoking room and a video arcade gallery. The pavilion is typically the only portion of the Race Park that is open to the public on days that only simulcasting is being conducted. These other areas have concession stands and pari-mutuel facilities nearby. A tunnel provides access to the infield.

                    Animal Facilities





                             SAM HOUSTON RACE PARK, LTD.

                    The backside contains 16 barns capable of housing a total of approximately 1,200 horses. Each barn contains stalls for onsite stabling, tack rooms, hay and feed storage areas, grooms' quarters, wash racks and four outdoor walkers. The Race Park also has a stakes barn for visiting horses, a receiving barn, a holding barn and an isolation facility. An equine veterinary facility is also located at the Race Park.

                    WAGERING OPERATIONS AND SCHEDULES

                    The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and simulcast racing throughout the year. The Race Park currently holds live racing three, four or five days a week during meets and simulcasting seven days a week. Simulcasting is the process by which live races held at one racing facility are broadcast simultaneously to other locations at which additional wagers may be placed on the race being broadcast.

                    The Texas Racing Commission (the "Racing Commission") must approve the number of live race days that may be offered at the Race Park each year. The number and scheduling of race days at the Race Park will depend upon a number of factors, including scheduling of live race days at other Texas Class 1 horse racing facilities. Under the Texas Racing Act (the "Racing Act"), Class 1 racetracks may not have overlapping live race schedules for the same breed of horse with other Class 1 racetracks unless each track with overlapping schedules consents. The Racing Commission has licensed two additional Class 1 horse racetracks. One is Retama Park ("Retama") near San Antonio, which opened on April 7, 1995. The other is Lone Star Park at Grand Prairie ("Lone Star") currently under construction near Dallas. When all of the Class 1 racetracks in Texas are open and operating, the live race schedule may be equally divided among the three tracks and each track would be allocated a maximum of 17 weeks of live racing for each breed of horse unless two or more tracks consented to an overlap of dates.

                    In Texas, simulcast broadcasts may only be sent to licensed racetracks as the Racing Act does not currently provide for off-track betting. Class 1 and Class 2 racetracks in Texas must take simulcast signals from Texas Class 1 tracks when such signals are made available to them, in preference to signals from other tracks. Class 1 racetracks are not required to take simulcast signals from Class 2 racetracks.

                    Once the Race Park accepts signals made available from other Texas Class 1 racetracks or when no such signals are available, the Race Park may simulcast out-of-state horse races with the approval of the Racing Commission. The Racing
          Commission must approve all simulcasting agreements. In addition, under the Race Park's agreement with the Texas





                             SAM HOUSTON RACE PARK, LTD.

          Horsemen's Benevolent and Protective Association (the "HBPA Agreement" and the "HBPA," respectively) in effect through December 31, 1996, the Race Park was required to obtain permission from the HBPA for certain simulcasting agreements. Subsequent to December 31, 1996, under a new agreement with the Texas Horsemen's Partnership, L.L.P. (the "THP"), simulcasting agreements no longer require the specific approval of the horsemen. The Partnership has entered into revenue-sharing arrangements both with racetracks that send simulcast signals to the Race Park and with racetracks that receive simulcast signals of races held at the Race Park. Simulcasting has become an increasingly important component of the Race Park's revenues. See "--Sources of Revenue--Simulcasting" below.

                         The Race Park conducted 146 days of live racing during 1996, including 108 days of thoroughbred racing and 38 days of quarter horse racing. For the 1997 calendar year, the Race Park has obtained approval to conduct live racing on 134 days consisting of (i) 78 days of thoroughbred racing beginning on January 8, 1997 and concluding on May 4, 1997, (ii) 37 days of quarter horse racing beginning on July 4, 1997 and concluding on September 21, 1997 and (iii) 19 days of thoroughbred racing beginning on November 27, 1997 and concluding on December 28, 1997. The Race Park has not yet determined what race dates it will request in 1998 and years thereafter. The Race Park also expects to offer simulcast wagering virtually year round, both during live racing and on those days on which no live racing is offered. See "--Sources of Revenue--Simulcasting" below.

          SOURCES OF REVENUE

                    General
                    The only form of wagering permitted at horse races in Texas is pari-mutuel wagering, under which bettors wager against each other, not the racetrack. For every dollar wagered on live races, a minimum percentage specified by the Racing Act is returned to the winning bettors, and the remaining percentage, referred to as the "takeout," is withheld by the racetrack. As discussed in more detail below, a percentage of the takeout is distributed as purses to owners of horses, as fees and taxes to the state of Texas and as contributions to organizations whose purpose is the furtherance of horse breeding in Texas. The portion of the takeout remaining after these deductions is retained by the racetrack and constitutes the racetrack's primary source of revenue. The Partnership's Consolidated Financial Statements and Notes thereto appearing in Item 8 contain additional information regarding the Partnership's revenues and cost of revenues.

                    Wagering on Live Races
                    The takeout percentage on live races depends on the type of wager. The total takeouts are approximately 18%, 21% and





                             SAM HOUSTON RACE PARK, LTD.

          25% from regular wagering pools, multiple two wagering pools and multiple three or more wagering pools, respectively. Examples of regular wagers include win (a wager on a specific horse to finish first), place (a wager on a specific horse to finish first or second) and show (a wager on a specific horse to finish first, second or third). Examples of multiple two wagers include daily double (a wager in which the bettor selects the horses that will win two separate races), quinella (a wager in which the bettor selects the horses that will finish first and second, in any order) and exacta (a wager in which the bettor selects the horses that will finish first and second, in the correct order). Examples of multiple three or more wagers include trifecta (a wager in which the bettor selects the horses that will finish first, second and third, in order), superfecta (a wager in which the bettor selects the horses that will finish first, second, third and fourth, in order), and the pick three (a wager in which the bettor selects the winner of three consecutive races). The betting patterns experienced by the Race Park during its operating history have averaged approximately 40%, 35% and 25% of dollars wagered in the regular, multiple two and multiple three or more waging pools, respectively.

                         The Racing Act provides that a minimum of 7% of all live regular wagering pools and live multiple two wagering pools and a minimum of 8.5% of all live multiple three wagering pools be paid out as purses to winning horsemen. Furthermore, the state of Texas receives 1% of the first $100 million wagered on live racing at each racetrack each year (plus higher percentages for wagering over $100 million). Finally, 1% of live multiple wagering pools is required to be set aside for Texas horse breeding programs. After giving effect to the foregoing takeouts, the Race Park retains, on the first $100 million wagered on live horse racing each year, 10% of regular wagers, 12% of multiple wagers involving two horses and 14.5% of wagers involving three or more horses.




                    Simulcasting
                    The Race Park currently offers simulcast wagering seven days a week throughout the year and intends to continue doing so. Sending and receiving tracks contractually apportion revenue from simulcasts among themselves in various negotiated proportions. The Partnership has negotiated simulcast revenue-sharing agreements with numerous tracks.

                    Guest simulcasting is the process whereby the Race Park receives broadcasts from other racetracks. The maximum takeout percentages on guest simulcast racing broadcasts from Texas
          racetracks are the same as those for live racing   18%, 21% and
          25% from regular wagering pools, multiple two wagering pools and





                             SAM HOUSTON RACE PARK, LTD.

          multiple three or more wagering pools, respectively. The takeout percentages on guest simulcast racing broadcasts from out-of-state tracks are in the same range. The HBPA Agreement in effect through December 31, 1996 provided that certain percentages of all simulcast wagering pools be paid as purses to the owners of horses in live races during the twelve month period following the simulcast date. The percentages in effect for the year ended 1996 were approximately 5% of all simulcast regular and multiple two wagering pools and approximately 6% of all simulcast multiple three or more wagering pools on all out-of-state racetracks. The percentages in effect for all in-state racetracks for the year ended December 31, 1996 were equal to the percentages used for live racing. As of January 1, 1997 the Partnership has entered into a new agreement with the Texas Thoroughbred HBPA, Inc. (the "TTHBPA") and is currently negotiating a new agreement with the Texas Quarter Horse HBPA, Inc. (the "TQHHBPA"). The TTHBPA and the TQHHBPA are the sole partners of the Texas Horsemen's Partnership, L.L.P., (the "THP"), the horsemen's organization currently recognized by the Racing Commission. Under the terms of this agreement, 30% of the takeout from all simulcast wagering pools are allocated to be paid as purses to the owners of horses in live races. Furthermore, the Racing Act requires that 1% of all simulcast wagering pools be set aside for the state of Texas, that 0.25% be set aside for the Texas Commission on Alcohol and Drug Abuse, and that 1% of all simulcast multiple wagering pools be set aside for Texas horse breeding programs. The Race Park also pays broadcasting racetracks a commission normally ranging from 2.5% to 4.5% of the amount wagered by its patrons on the broadcast races. After giving effect to the foregoing, the Race Park receives net commissions normally ranging from 6% to 10% on guest simulcast betting at the Race Park. As of March 1, 1997, the Race Park had agreements with approximately 40 racetracks pursuant to which it, at various times, receives simulcast signals.

                    Host simulcasting is the process whereby other racetracks receive a broadcast signal from the Race Park. The Race Park receives commissions normally ranging from 1% to 3% of the amount wagered at the receiving track on the Race Park's races. Host simulcasting is a much less significant source of revenue to the Partnership than guest simulcasting. As of March 1, 1997, the Race Park had agreements with approximately 180 racetracks and off-track wagering outlets pursuant to which the Race Park, at various times, broadcasts its races.

                    Simulcasting has become an increasingly important component of the Race Park's revenues. Guest simulcasting and host simulcasting accounted for approximately 63% and 13%, respectively, of the Race Park's net commission revenues during the year ended December 31, 1996.

                    Purses





                             SAM HOUSTON RACE PARK, LTD.

                    In accordance with industry practice, the Race Park establishes purses nearly one month in advance of a race, based on the expected wagering pool. These established purses are published in a condition book which generally covers fifteen days of racing. Horsemen then enter their horses in the proposed races based on the conditions of the race, including the purse offered. When purses paid exceed purses generated within a certain period of time, as specified in the HBPA Agreement, this excess becomes an additional expense to be paid by the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" appearing in Item 7 and Notes 2 and 5 to the Consolidated Financial Statements appearing in Item 8 for additional information regarding purse payments.

                    Food Services
                    Food and drink sales are another major component of
          revenue.   A broad selection of food is available to the patrons
          of the Race Park, from table dining at the clubhouse level to food court fare at various concession stands throughout the Race Park. The selection and quality of food provided is continuously monitored by the Race Park.

                    Admission; Program Sales; Parking Fees
                    Another major component of revenue is admission, program and parking fees. An admission fee is charged for entry to the Race Park. Free parking is available at the Race Park and preferred and valet parking are available for a fee. Programs and "tip" sheets are sold separately. The Race Park often uses coupons and reduced price admissions, parking or program sales in its marketing promotions.

                    Club Memberships, Reserved Boxes and Luxury Suites
                    The Jockey Club, located at the clubhouse level, has a capacity of approximately 300 people and features separate pari-mutuel windows, a bar, dining spaces and tiered box seats. The Jockey Club dining room accommodates approximately 200 people (including the balcony area) and the box seats accommodate approximately 120 members and their guests. Individual and corporate memberships are available to the Jockey Club. The clubhouse level also contains finish line boxes (accommodating 4 to 6 people) and eighteen finish line reserved tables (accommodating 4 to 6 people) available for sale. Luxury suites are also available for rental on a long-term or daily basis.

               MARKETING

                    Management believes that the majority of the patrons for the Race Park reside within a 50-mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 50-mile radius but within a 100-mile radius of the





                             SAM HOUSTON RACE PARK, LTD.

          Race Park. Management recognizes the challenge of introducing pari-mutuel wagering to customers in the greater Houston metropolitan area and has established the following marketing goals to increase attendance and the wagering handle: (i) promote the excitement of horse racing and wagering, (ii) support and expand the existing group of core bettors, (iii) attract new fans currently unfamiliar with horse racing, and (iv) pursue a program of fan education to teach these new fans how to wager.
          Management uses a number of marketing strategies to have potential customers consider the Race Park as an entertainment alternative. These strategies are designed to bring people out to the Race Park for specific sporting and promotional events with a view of turning infrequent visitors into occasional visitors and more frequent visitors into regulars. The marketing strategies are also designed to appeal to simulcasting customers and the more serious horseplayers.

                    Management utilizes a variety of marketing techniques in support of these objectives during the year and plans to enhance these programs including, among other things: (i) a public relations program to distribute news, information, features, tips and results in local and national broadcast and print media, (ii) increased advertising efforts, primarily through television and radio campaigns, increased promotional efforts in cooperation with sponsors, suppliers and vendors,
          (iii) group sales, to appeal to large corporate, civic and affinity groups, (iv) specialized promotions and on-going programs that are designed to attract unique demographic and/or cultural groups, (v) support for Houston area community events,
          (vi) improved attention to customer service and refinements to the Race Park's facilities, (vii) handicapping seminars and tournaments both to educate fans and promote the excitement of wagering, and (viii) direct mail both to introduce the track to new groups and communicate with existing customers (experienced bettors, suiteholders, Jockey Club members, etc.).

               COMPETITION

                    Management does not believe that the Race Park will compete for patrons with other Class 1 racetracks as these race tracks will not be in the same market area as the Race Park. However, the Race Park does compete with them for live race days and, to the extent there are overlapping live race schedules, for horses.

                    The Racing Act does not limit the number of Class 2 racetracks that may be licensed and operated in Texas or where those racetracks may be located. As of March 1, 1997, one Class 2 racetrack was operating. The Class 2 racetrack is located over 100 miles away. Although it is possible that the Racing Commission could grant a Class 2 license for a racetrack in the greater Houston metropolitan area, management believes it is





                             SAM HOUSTON RACE PARK, LTD.

          unlikely that the Racing Commission would do so. Furthermore, there is nothing to prevent the Racing Commission from allocating live race days to a Class 2 licensee so as to cause such Class 2 licensee to be competitive with a Class 1 licensee as to horses and live race days. The Racing Commission may also license Class 3 race tracks to operate for brief periods, primarily in connection with county fairs. No Class 3 licensees or applicants are located in or near the greater Houston metropolitan area. Management does not believe that any Class 3 track is likely to impact operations at the Race Park. The Race Park does face competition for horses from other racing facilities in states adjacent to Texas.

                    The Race Park competes for customers with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound race track located 60 miles from the Race Park and a wide range of live and televised professional, collegiate and high school sporting events that are available in the Houston area. The Race Park could, in the future, also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. Management believes that the location of the Race Park, within a one hour drive of the majority of the population of Houston, is a competitive advantage for the Race Park over the other gaming venues mentioned above. The challenge for the Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering had not previously existed since the 1930's. Handicapping and wagering on horse racing can be difficult to learn for new fans, which places the Race Park at a disadvantage to other forms of gaming, such as casino games and the lottery, which are easier to learn.

                    Other competitive factors faced by the Race Park include the allocation of a sufficient number of live race days by the Racing Commission and the need to attract an adequate number of race horses to run at the Race Park. While the Class 1 racetracks in Texas are each entitled to 17 weeks of live racing per breed (thoroughbred and quarter horse), many factors are considered in the actual granting of race days. Input is solicited by the Racing Commission from the racetracks, racehorse owners and trainers, and horse breeding organizations.
          Management works closely with all of the individuals and groups involved in order to try to obtain the number of live race days that best impacts the Race Park financially. The factors associated with attracting race horses to the racetrack include location, quality of the racing surface and purses paid to the horsemen. The location of the Race Park in Texas, which is one of the leading horse breeding states in the country, is an advantage for the Race Park. The high quality of the racing surfaces have been mentioned in industry publications and are believed to be among the best in the country. The level of purses paid to horsemen is a significant factor in determining





                             SAM HOUSTON RACE PARK, LTD.

          the quality and quantity of the race horses that run at racetracks. While the level of purses currently being paid is below the national average, management believes that it is adequate to attract a sufficient quantity of horses to fill races.

               EMPLOYEES

                    As of March 1, 1997, the Race Park had approximately 110 year-round full-time employees, approximately 60 year-round part-time employees and, due to the seasonal nature of the business, up to approximately 400 seasonal employees. The number of seasonal employees utilized depends principally on whether or not the Race Park is conducting live racing and varies based upon attendance levels.

                    In addition, the Race Park utilizes various employees of MAXXAM and its wholly owned subsidiaries to perform services for the Race Park. The Race Park continuously monitors its staffing levels and the assignment of MAXXAM employees to the Race Park.

               RACING REGULATIONS

                    Ownership and operation of horse racetracks in Texas are subject to significant regulation by the Racing Commission. The Racing Act provides, among other things, for the allocation of each wagering pool among betting participants, the state of Texas, purses, special equine programs and racetracks. The Racing Act also empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission, among other things, licenses all employees and workers at a racetrack (including jockeys, trainers and veterinarians); regulates the transfer of ownership interests; allocates live race days; approves race programs; regulates the conduct of races; oversees the administration of drugs to horses; sets specifications for the racing surfaces, animal facilities, employee quarters and public areas of racetracks; regulates the types of wagers on horse races and approves all material contracts with racetracks, including management agreements, simulcast agreements, totalisator contracts and concessionaire agreements.

                    The Partnership obtained its license (the "License") to operate the Race Park in August 1991. The License is perpetual, but is subject to revocation if, among other things, the Partnership or an officer or director of the Managing General Partner, Additional General Partner or a holder of a partnership interest in the Partnership violates or aids another person in violating the Racing Act or the rules thereunder, is convicted of certain crimes, fails to pay certain fees or taxes, or if the Racing Commission determines that the Partnership or any such





                             SAM HOUSTON RACE PARK, LTD.

          person is engaged in activities or practices that are detrimental to the best interests of the public or the racing industry.

                    The Racing Act requires that a majority of the ownership interests of a license holder be held at all times by persons who are United States citizens and who have been continuous residents of the state of Texas for the preceding ten years. Failure to maintain this residency requirement is grounds for the revocation of the License by the Racing Commission. Additionally, it is illegal under the Racing Act for any person to own a 5% or greater interest in more than two racetrack licenses in the state of Texas (both horse tracks and greyhound tracks are grouped together for this purpose). The License is not transferable but is subject to a negative pledge (as security for the Partnership's Extendible Notes). In the event of a foreclosure by the Trustee for the Extendible Notes (the "Trustee") or the holders of Extendible Notes (the "Noteholders") following an event of default, a number of restrictions and procedural requirements apply to any proposed or subsequent transfer or use of the License. The Racing Act generally requires pre-approval by the Racing Commission of all transfers or issuances of "pecuniary interests" in the holder of a racetrack license. Interests in the Partnership constitute "pecuniary interests" and generally any transfer of an interest in the Partnership would require the prior approval of the Racing Commission.

                    Although the lottery, pari-mutuel horse and dog racing, and bingo are legal in Texas, other forms of gaming are not currently permitted. The various segments of the industry, including the Class 1 horse racetracks, Class 2 horse racetracks, dog tracks, the Texas Thoroughbred Breeders' Association, the Texas Quarter Horse Association, and other industry groups have tried to reach a consensus on legalizing one or more alternative forms of gaming or amendments to the Racing Act. Consensus has not been reached with all segments of the industry in regards to any single proposal. Legislation has been introduced in both the Texas House and Senate which would allow voters in each county where a greyhound or horse track is now operating to approve the conduct of "games of skill," including poker and black jack, at the pari-mutuel facility located in the county. Games of chance such as slot machines or dice games would not be allowed under the measure. Managements of each of the pari-mutuel facilities have indicated their support for the measure. Other industry groups have indicated that they may seek to have other proposals considered including pilot programs for off-track wagering and pari-mutuel wagering through home cable television.

                    On March 24, 1997 the Committee on Licensing and Administrative Procedure of the Texas House of Representatives





                             SAM HOUSTON RACE PARK, LTD.

          approved a bill for consideration by the House which would amend the Texas Racing Act to, among other things, permit "cross-species" simulcasting at Texas pari-mutuel facilities. Under the bill, the greyhound track in the Partnership's market could display and accept wagers on races broadcast by horse tracks in Texas and around the country and could obtain such broadcasts from sources other than the Race Park. The Race Park would be able to display and accept wagers on broadcasts from greyhound tracks. While the impact of the bill cannot be determined with any certainty, the Partnership believes this bill, if enacted in its present form, would have a negative overall impact on the Partnership's share of pari-mutuel wagering and commissions, its largest source of revenues. The bill would require approval by the House, a Senate sub-committee, the full Senate and the Governor before it could become law. The Partnership expects to oppose the bill in its present form or seek changes to the bill before such bodies, but it is impossible to determine whether the measure will become law and, if so, its final content. It is also unclear whether any of the other initiatives mentioned above will be considered by the legislature or become law.

                    In addition, the Texas Racing Commission, in common with most administrative agencies, is subject to the Texas Sunset Act and will be abolished in 1997 unless the Texas legislature continues its existence or extends its Sunset review (as it did in 1995). Even if the Racing Commission is abolished, the Racing Act authorizes the holder of a racetrack license to continue to operate for up to one year after all of the license holder's long-term liabilities are satisfied. It is possible that the legislation being submitted to extend the Racing Commission will include other legislative changes affecting the Race Park.

               OTHER REGULATIONS

                    The Race Park is required to file certain reports with the Commissioner of the Internal Revenue Service regarding certain cash transactions and certain wagering winnings by patrons. The Race Park is also subject to a variety of environmental and other laws and regulations, including laws and regulations dealing with animal waste management and wetlands. The Race Park is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages.

          ITEM 2.        PROPERTIES

                    A description of the Partnership's properties is included under "Item 1. Business." Under the indenture governing the Partnership's Extendible Notes (the "Indenture"), substantially all of the Partnership's assets, including the Partnership's properties, are pledged as collateral on the





                             SAM HOUSTON RACE PARK, LTD.

          Extendible Notes. The racing license held by the Partnership is also subject to a negative pledge for the benefit of the holders of the Extendible Notes.



          ITEM 3.        LEGAL PROCEEDINGS

                    This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1.
          "Business--General" for cautionary information with respect to such forward-looking statements.

                    On April 17, 1995, the Debtors filed voluntary petitions in the Bankruptcy Court to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code.
          On September 22, 1995, the Bankruptcy Court entered an order confirming the Plan. All transactions called for by the Plan were completed on the Effective Date and the case was closed on December 19, 1996. The Plan called for, among other things, a reduction in the Partnership's long-term debt, a significant cash infusion, contribution of additional property and a reorganization of the Partnership.

                    Under the terms of the Plan, the Extendible Notes were issued in exchange for the Original Notes. The Original Notes had an aggregate principal amount of $75.0 million, would have matured on July 15, 1999 and bore interest at the rate of 11 % per annum. The Extendible Notes had an initial aggregate principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate of 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Indenture limits the Partnership's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

                    On the Effective Date, a new investor group (the "New Investor Group") made a capital contribution of cash in the aggregate amount of $5.9 million. Additionally, a wholly owned subsidiary of MAXXAM contributed an approximately 87 acre tract of adjoining land having a fair market value of $2.3 million.





                             SAM HOUSTON RACE PARK, LTD.

          Each member of the New Investor Group also provided its pro rata share of a $1.7 million line of credit. This line of credit would be used to fund future cash flow requirements should the cash proceeds contributed be insufficient. Each member of the New Investor Group has secured such investor's portion of the line of credit with cash held in an escrow account (other than MAXXAM's wholly owned subsidiaries, whose portion of the line of credit is secured by the guaranty of MAXXAM). Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. Also, a wholly owned subsidiary of MAXXAM provided the holders of the Extendible Notes with Instruments of Adherence ("Instruments of Adherence") having an agreed value of $0.5 million. The Instruments of Adherence were executed by MAXXAM and Mr. Charles Hurwitz, Chairman of the Board and Chief Executive Officer of MAXXAM and provide that MAXXAM and Mr. Hurwitz will not, in certain circumstances, make certain investments in specified gaming ventures in the Houston area unless certain holders of the Extendible Notes are afforded a specified opportunity to make an investment in such ventures in an amount at least equal to 19.9% (reduces pro rata as Extendible Notes are retired) of the aggregate investment made in such ventures by MAXXAM, Mr. Hurwitz and such holders.

                    The Plan provided for the elimination of all existing partnership interests. The Partnership has issued 33.3% of the equity in the Partnership to certain holders of allowed unsecured bankruptcy claims (the "Creditor Equity"), a majority of which relates to the unsecured deficiency claims attributable to the Original Notes. The Creditor Equity is held in the form of common stock in the Additional General Partner. On the Effective Date, the New Investor Group received 66.7% of the equity in the Partnership. The Managing General Partner was issued a 1% interest in the Partnership in exchange for contributing its pro rata share of the investment made by the New Investor Group. See
          Note 3 to the Partnership's Consolidated Financial Statements appearing in Item 8 for further information concerning the bankruptcy proceedings.

          ITEM 3.        LEGAL PROCEEDINGS (CONTINUED)

                    The Partnership is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Partnership's consolidated financial position, results of operations or liquidity.

          ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS





                             SAM HOUSTON RACE PARK, LTD.

                    Not applicable.

          ITEM 5.        STOCKHOLDER MATTERS

                    There is no established public trading market for the Partnership's ownership interests. The Partnership has eight limited partners in addition to the two general partners. The Partnership interests are not transferable without the consent of the Managing General Partner. Under the Indenture, distributions are restricted except for amounts necessary to pay taxes on income of the Partnership allocated to a partner. The Partnership has not made distributions to its partners since the commencement of operations and it is doubtful that the Partnership will be able to make any distributions to its partners for at least the next two years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".





                                    SAM HOUSTON RACE PARK, LTD.


                                                                   PART II

          ITEM 6.        SELECTED FINANCIAL DATA

                    The selected financial data of the Partnership for each of the years in the five-year period ended December
          31, 1996 presented below, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's
          Consolidated Financial Statements and Notes thereto appearing in Item 8.

                                                           Years Ended December 31,

                                                    1996      1995       1994      1993      1992
                                                 --------- ---------  --------- --------- ---------
                                                             (In thousands of dollars)
          Summary of Operations:
               Revenues (a)                      $ 20,752  $ 19,679   $ 20,565  $      -  $      -
                                   Loss before reorganization items
          and other income (expense)
          (a)                                      (2,590)   (4,465)   (11,898)   (2,736)   (1,964)
               Reorganization items (b)               (83)  (48,915)         -         -         -
               Loss from operations (a), (b)       (2,673)  (53,380)   (11,898)   (2,736)   (1,964)
               Extraordinary item (c)                   -    63,780          -         -         -
               Net income (loss)                   (7,622)    5,608    (20,154)   (6,165)   (2,466)

          Balance Sheet Data (at end of period):
               Total assets                        33,937    34,956     77,640    92,744     2,909

               Long-term Obligations:
                                   Notes payable (including notes to
          affiliates), less current
          portion                                  27,162    22,171     73,244    72,753       879
               Partner's equity (deficit)            (659)    6,963    (11,901)    2,015    (1,943)
          Distributions paid to partners                -         -          -         -         -





                                    SAM HOUSTON RACE PARK, LTD.


          ---------------

          (a) The Race Park began operations on April 29, 1994. Amounts for 1996 and 1995 represent twelve months of operations and amounts for 1994 represent eight months of operations.
          (b) Reorganization items recorded to implement the Plan. Adjustment of assets to fair value represents the reduction of property and equipment and other assets to their estimated recoverable amounts and reorganization expenses represent the professional fees and expenses necessary to implement the Plan.
          (c) Extraordinary gain on discharge of liabilities recorded in connection with the Plan represents the gain recognized due to the discharge of current liabilities and long-term debt.





                             SAM HOUSTON RACE PARK, LTD.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The following should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing in Item 8.

                    This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1.
          "Business--General" for cautionary information with respect to such forward-looking statements.

               LOSS FROM OPERATIONS

                    Loss from operations for the year ended December 31, 1996 is not comparable to those of prior years as it reflects the impact of the restructuring of indebtedness and adjustments to reduce the carrying value of assets for the full year. The loss from operations for the year ended December 31, 1995 includes the effect of the bankruptcy proceedings, the resulting restructuring of indebtedness and adjustments to reduce the carrying value of assets. Further, the loss from operations for the year ended December 31, 1994 includes activity for four months prior to the Race Park opening on April 29, 1994.

                    The following table presents selected operational information for the years ended December 31, 1996, 1995 and 1994:

                                                    December 31,
                                              ------------
                                                1996    1995     1994
                                              ------- -------  ------
          Number of live race days                146     150      158
          Simulcast only days                     219     214       77
          Average daily attendance   live       3,624   3,362    4,848
          Average daily attendance
          simulcast days                          708     755      397


          Average live and guest per capita
          wager   live race days              $   139 $   132  $    90
          Average guest per capita wager
          simulcast days                          263     266      274

                 (Amounts in millions)
          Live handle                         $  25.6 $  28.0  $  50.0
          Guest simulcasting handle              88.6    82.4     30.5

          Host simulcasting handle              109.6    51.5     35.9
          Net pari-mutuel commissions            12.9    10.6      8.9





                             SAM HOUSTON RACE PARK, LTD.


                    Revenues. The principal source of revenues is pari-mutuel commissions earned on live thoroughbred and quarter horse racing and net pari-mutuel commissions earned on simulcasting races as both a guest and host track. During periods between the live racing dates, the Partnership's principal source of revenues was from wagering by Race Park patrons on simulcasted thoroughbred meets being conducted at other tracks. Other sources of revenue were food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

                    Total revenues for the years ended December 31, 1996, 1995, and 1994 were $20.8, $19.7 and $20.6 million, respectively. Handle and commissions generated from both guest and host simulcasting have continued to increase over the three year period. Management expects these trends to continue during 1997. The increase in net pari-mutuel commissions of $2.3 million from 1995 levels was primarily due to the effects of the new guest simulcasting fee arrangement which became effective January 1, 1996 along with the significant increase in host simulcasting handle due to an increase in the number of host simulcasting outlets taking the Race Park's signal. The increase in net pari-mutuel commissions of $1.7 million from 1995 to 1994 was due to operations of twelve months in 1995 versus eight months in 1994 along with the growth in guest and host simulcasting.

                    Average daily attendance on live days during the year ended December 31, 1996 increased 8% from 1996 to 1995 levels, however, attendance on live days remains below 1994 levels. The combined live and guest per capita wager has continued to increase over the three year period due to the continued growth in guest simulcasting. Per capita wagering on guest simulcasting is typically higher than per capita wagering on live racing. Average live and guest per capita wager has shown a 5% increase from 1996 to 1995 and a 47% increase from 1995 to 1994. During the three year period, average guest per capita wager on simulcast days has decreased, however, this decrease has been offset by the continued increase in guest simulcasting on live racing days.

                    Revenues generated from food and beverage sales during the year ended December 31, 1996 increased slightly from 1995 levels primarily due to the increase in average daily attendance on live days. Revenues generated from admission and parking fees, program sales and other miscellaneous sources have declined over the three year period primarily due to the decrease in sponsorship revenue and a decrease in the sales of luxury suites and boxes from those agreements signed prior to or during the initial thoroughbred meeting in 1994.

                    Loss Before Reorganization Items and Other Income





                             SAM HOUSTON RACE PARK, LTD.


          (Expense). Operating losses have continued to decrease over the three year period. The $1.9 million improvement in 1996 operating losses from 1995 levels is due to the increase in revenues along with a continued decrease in operating costs and expenses, especially depreciation and amortization and general and administrative expenses. Depreciation and amortization declined by $1.4 million in 1996 due to the write down of assets to estimated fair value associated with implementing the Plan during 1995. General and administrative expenses declined by $1.1 million primarily due to the elimination of several non-recurring items included in the 1995 results. General and administration expenses for 1995, excluding the effects of the non-recurring charges, decreased from 1994 levels as all operating expenses incurred prior to opening the Race Park are included in general and administrative expenses during 1994. These decreases were partially offset by increases in other operating expenses, including management and other professional fees and salaries and wages. Management and other professional fees increased due to the inclusion of twelve months of management fees during 1996 versus approximately five months of management fees during 1995 and an increase in the fees paid to consultants in preparation for the 1997 Texas legislative session. Salaries and wages increased in 1996 over 1995 primarily due to expanded hours of operation for guest simulcasting and additions to the Race Park's management team in late 1995.

                    The decrease in 1995 operating losses from 1994 levels is primarily due to the $8.3 million decrease in operating costs and expenses, including the elimination of $4.0 million in purse overpayments. Cost of food and beverage operations declined by $0.9 primarily due to a corresponding decrease in food and beverage sales. Salaries and wages decreased by $1.9 million due to the impact of an aggressive program to reduce staffing at all levels of the Partnership. Management and other professional fees declined by $1.9 million due to a combination of factors including the suspension of management fees during the bankruptcy proceedings and lower overhead. The $0.4 million increase in the cost of pari-mutuel operations related to costs associated with the increase in guest simulcasting.

                    Reorganization items. Reorganization items in 1995 in the amount of $48.9 million represent the expense related to the adjustment of long-term assets to estimated fair value and professional fees and expenses necessary to develop and implement the Plan.

                    Extraordinary gain on discharge of liabilities. The extraordinary item in 1995 in the amount of $63.8 million represents the gain from the discharge of liabilities pursuant to the implementation of the Plan, net of the expense related to the





                             SAM HOUSTON RACE PARK, LTD.


          write off of the deferred financing costs. See Note 3 to the Consolidated Financial Statements appearing in Item 8.

                    Net Income (Loss). Net income (loss) reflects the loss before reorganization items and other income (expense), reorganization items and the extraordinary gain of discharge of liabilities as described above, together with interest expense, including amortization of deferred financing costs and the original issue and the re-issue discounts on the Original Notes and Extendible Notes, less interest earned on unexpended funds.

               LIQUIDITY AND CAPITAL RESOURCES

                    Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the Extendible Notes in exchange for the Original Notes significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the Amended Partnership Agreement defers the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the next two years. Management believes the proceeds contributed on the Effective Date (together with the $1.7 million line of credit) will be adequate to fund the operating activities of the Partnership for at least that period of time.

                    At December 31, 1996, the Partnership had cash and cash equivalents of $2.6 million and the $1.7 million line of credit available to fund these projected operating losses. Management is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Management has also undertaken certain legislative efforts to attempt to legalize additional forms of gaming at the Race Park in order to increase revenues. To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership, alternative sources of funding will be necessary. Although 68.2% of the Extendible Notes are owned by MAXXAM, the Partnership is still required to retire the Extendible Notes, together with the accrued interest thereon, in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations or the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. There can be no assurance that the Partnership will be able to refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.





                             SAM HOUSTON RACE PARK, LTD.





                             SAM HOUSTON RACE PARK, LTD.


          ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            REPORT OF INDEPENDENT AUDITORS

          Partners of Sam Houston
             Race Park, Ltd.,

                    We have audited the accompanying consolidated balance sheets of Sam Houston Race Park, Ltd. (a Texas limited partnership referred to herein as the "Partnership") as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




          BDO SEIDMAN, LLP


          February 10, 1997
          Houston, Texas





                 SAM HOUSTON RACE PARK, LTD.

                                                         CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS OF DOLLARS)



                                                                December 31,
                                                               1996      1995
                                                            --------- ---------
                               ASSETS
          Current assets:
               Cash and cash equivalents                    $  2,634  $  4,434
               Restricted cash                                 3,559     3,004
                                   Accounts receivable, net of allowance for
          doubtful accounts
                    of $276 and $388, respectively             1,031       675
               Prepaid expenses and other current assets         573       271
                                                            --------- ---------
                    Total current assets                       7,797     8,384
                                                            --------- ---------

          Property and equipment, net                         26,140    26,572
                                                            --------- ---------
                                                            $ 33,937  $ 34,956
                                                            ========= =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

          Current liabilities:
               Accounts payable                             $  1,545  $  1,308
               Property taxes payable                          1,194     1,185
               Accrued reorganization costs                        -       526
               Other liabilities                               1,363       707
               Amounts due to horsemen                         2,273     1,828





          SAM HOUSTON RACE PARK, LTD.


               Current portion of notes payable                   81        91
                                                            --------- ---------
                    Total current liabilities                  6,456     5,645
                                                            --------- ---------

          Long term liabilities:
               Notes payable                                  27,162    22,171
               Deferred management fees                          978       177
                                                            --------- ---------

                    Total liabilities                         34,596    27,993
                                                            --------- ---------

        Commitments and contingencies (Notes 1 and 7)

         Partners' capital (deficit)                           (659)    6,963
                                                            --------- ---------
                                                            $ 33,937  $ 34,956
                                                            ========= =========






          SAM HOUSTON RACE PARK, LTD.

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS OF DOLLARS)



                                                             Years Ended
                                                             December 31,
                                                       1996      1995      1994
                                                    --------- --------- ---------
          Revenues:
               Pari-mutuel commissions, net         $ 12,917  $ 10,566  $  8,910
               Food and beverage sales                 3,577     3,541     5,794
               Non-statutory purse recoveries              -     1,042         -
               Admissions, parking and other           4,258     4,530     5,861
                                                    --------- --------- ---------
                                                      20,752    19,679    20,565
                                                    --------- --------- ---------
          Costs and expenses:
               Cost of pari-mutuel operations          1,811     1,725     1,373
               Cost of food and beverage
          operations                                   1,544     1,445     2,353
               Other operating                         2,565     2,531     2,748
               Salaries and wages                      8,624     8,072     9,930
               Management and other professional
          fees                                         2,019     1,580     3,508
               Marketing and advertising               2,457     2,129     1,911
               Utilities                               1,307     1,241     1,407
               Property taxes                          1,185     1,135       849
               Depreciation and amortization             886     2,272     2,023
               General and administrative                944     2,014     2,319
               Non-statutory purses                        -         -     4,042
                                                    --------- --------- ---------
                                                      23,342    24,144    32,463
                                                    --------- --------- ---------





          SAM HOUSTON RACE PARK, LTD.



                         Loss before reorganization items and
          other income (expense)                      (2,590)   (4,465)  (11,898)

          Reorganization items:
               Reorganization expenses                   (83)   (2,957)        -
               Adjustment of assets to fair value          -   (45,958)        -
                                                    --------- --------- ---------
                                                         (83)  (48,915)        -
                                                    --------- --------- ---------

          Loss from operations                        (2,673)  (53,380)  (11,898)

          Other income (expense):
               Interest income                           203       201       662
               Interest expense                       (5,152)   (4,993)   (8,918)
                                                      (4,949)   (4,792)   (8,256)
                                                    --------- --------- ---------

          Loss before extraordinary item              (7,622)  (58,172)  (20,154)

               Extraordinary gain on discharge of
          liabilities                                      -    63,780         -
                                                    --------- --------- ---------

          Net income (loss)                         $ (7,622) $  5,608  $(20,154)
                                                    ========= ========= =========





          SAM HOUSTON RACE PARK, LTD.

                                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                                          (IN THOUSANDS OF DOLLARS)



                                                   Restructured              Prior Partnership
                                                    Partnership
                                          Managing  Additional
                                           General    General     Limited    General    Limited
                                           Partner    Partner    Partners    Partner   Partners     Total
          Balance at January 1, 1994     $       -  $       -   $       -  $     399  $   1,616  $   2,015

               Capital contributions             -          -           -          -      6,238      6,238
               Net loss                          -          -           -    (12,300)    (7,854)   (20,154)
                                         ---------- ----------  ---------- ---------- ---------- ----------

          Balance at December 31, 1994           -          -           -    (11,901)         -    (11,901)

               Capital Contributions           133      4,415       8,708          -          -     13,256
               Loss before extraordinary
          item                                 (63)    (2,097)     (4,133)   (51,879)         -    (58,172)
                                   Extraordinary gain on
          discharge of                           -          -           -     63,780          -     63,780
          liabilities                    ---------- ----------  ---------- ---------- ---------- ----------

          Balance at December 31, 1995          70      2,318       4,575          -          -      6,963

               Net loss                       (729)    (2,318)     (4,575)         -          -     (7,622)
                                         ---------- ----------  ---------- ---------- ---------- ----------

          Balance at December 31, 1996   $    (659) $       -   $       -  $       -  $       -  $    (659)
                                         ========== ==========  ========== ========== ========== ==========





          SAM HOUSTON RACE PARK, LTD.

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS OF DOLLARS)



                                                                      Years Ended
                                                                      December 31,
                                                                1996      1995       1994
                                                             --------- ---------  ---------
          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income (loss)                             $ (7,622) $  5,608   $(20,154)
                                   Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
                    Depreciation and amortization                 886     2,272      2,023
                                             Amortization of deferred financing costs
          and discounts on long-term debt                         682       739       1123
                    (Increase) decrease in restricted cash       (555)   (1,614)    10,949
                    (Increase) decrease in accounts
          receivable                                             (356)      338     (1,013)
                    (Increase) decrease in prepaid expenses
          and other                                              (302)      350       (520)
                    Increase (decrease) in accounts payable       309      (903)    (2,352)
                    Increase (decrease) in due to affiliates      729       226     (2,663)
                    Increase (decrease) in accrued interest     4,391     4,177        (40)
                    Increase (decrease) in other liabilities      665      (478)     2,095
                    Increase in amounts due to horsemen           445     1,092        736
                    Reorganization items:
                         Increase (decrease) in accrued
          reorganization costs                                   (526)      326        200
                         Adjustment of assets to fair value         -    45,958          -
                         Extraordinary gain on discharge of         -   (63,780)         -
          liabilities                                        --------- ---------  ---------





          SAM HOUSTON RACE PARK, LTD.


                         Net cash used in operating
          activities                                           (1,254)   (5,689)    (9,616)
                                                             --------- ---------  ---------

          CASH FLOWS FROM INVESTING ACTIVITIES:
               Cash designated for construction                     -         -     34,370
               Additions to land, buildings and equipment        (455)     (216)   (28,542)
                                                             --------- ---------  ---------
                         Net cash provided by (used in)          (455)     (216)     5,828
          investing activities                               --------- ---------  ---------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Partner contributions                                -     5,928      6,235
               Proceeds from issuance of notes payable              -        23         86
               Payments on notes payable
                                                                  (91)      (33)       (14)
                                                             --------- ---------  ---------
                         Net cash provided by (used in)
          financing activities                                    (91)    5,918      6,307
                                                             --------- ---------  ---------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,800)       13      2,519
          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        4,434     4,421      1,902
                                                             --------- ---------  ---------
          CASH AND CASH EQUIVALENTS AT END OF YEAR           $  2,634  $  4,434   $  4,421
                                                             ========= =========  =========

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Interest paid, net of amounts capitalized     $     19  $     18   $  7,778

          SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
               See Notes  3, 5, 6 and 9





                 SAM HOUSTON RACE PARK, LTD.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (IN THOUSANDS OF DOLLARS)


          1.        BASIS OF PRESENTATION AND ORGANIZATION AND FUTURE CASH
          REQUIREMENTS

                    BASIS OF PRESENTATION AND ORGANIZATION

                    The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly-owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership was formed on June 17, 1990 to apply to the Texas Racing Commission (the "Racing Commission") for a license to acquire, construct and operate a pari-mutuel horse racing facility in Harris County, Texas (the "Race Park"), in accordance with the Texas Racing Act (the "Racing Act").

                    The Partnership was organized under the laws of the state of Texas and will terminate on December 31, 2090 unless it is earlier dissolved pursuant to the Texas Revised Limited Partnership Act or any provision of its Third Amended and Restated Limited Partnership Agreement (the "Amended Partnership Agreement"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of December 31, 1996, wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 14% general partner interest (including a 13% interest by virtue of its ownership of 39% of the common stock of the Additional General Partner) and a 64.8% limited partner interest. In February 1997, MAXXAM purchased additional 11% Senior Secured Extendible Notes ("Extendible Notes") and the corresponding shares of common stock of the Additional General Partner from other noteholders, thereby increasing its interest from 78.8% to 88.5% of the equity in the Partnership and 68.2% of the Extendible Notes.
                    On August 12, 1991, the Racing Commission voted to award a Class 1 license for the Race Park to the Partnership.
          The Partnership was in the development stage through April 28, 1994. Operations began on April 29, 1994 and, accordingly as of that date, the Partnership ceased to be a development stage enterprise. New Capital was formed in April 1995 in connection with the reorganization described in Note 3.

                    The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of





          SAM HOUSTON RACE PARK, LTD.


          assets and liabilities, (ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Partnership reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information that was not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Partnership's consolidated financial statements; accordingly, it is possible that the subsequent resolution of the liquidity issues, described in "Future Cash Requirements" below, could differ in material respects from current estimates. The results of an adverse resolution of such uncertainty could have a material effect on the reported amounts of the Partnership's consolidated assets and liabilities.

               FUTURE CASH REQUIREMENTS

                    Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the Extendible Notes in exchange for the 11 3/4 % Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the next two years. At December 31, 1996, the Partnership had cash and cash equivalents of $2,634 and the $1,700 line of credit which management believes will be adequate to fund the operating activities of the Partnership for that period of time.
                    Management is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Management has also undertaken certain legislative efforts to attempt to legalize additional forms of gaming at the Race Park in order to increase revenues. To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership, alternative sources of funding will be necessary. Although 68.2% of the Extendible Notes are owned by MAXXAM, the Partnership is still required to retire the Extendible Notes, together with the accrued interest thereon, in September 2001, unless the applicable extension provisions apply. See Note 6 for further information concerning the terms of the Extendible Notes. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations





          SAM HOUSTON RACE PARK, LTD.


          or the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. There can be no assurance that the Partnership will be able to refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

          2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Restricted Cash
                    The Partnership's restricted cash, as shown on the accompanying consolidated balance sheets at December 31, 1996 and 1995, includes amounts designated for the payment of the items listed in the following table:

                                                           December 31,
                                                         ------------
                                                           1996    1995
                                                         ------- -------
          Deposits held for the benefit of horsemen      $2,258  $1,833
          Property taxes and other                        1,301   1,171
                                                         ------- -------
                                                         $3,559  $3,004
                                                         ======= =======

                    Cash Equivalents and Concentration of Credit Risk
                    Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. A substantial portion of the Partnership's cash equivalents ($1,965) at December 31, 1996 is invested in various short-term investment grade marketable securities. The Partnership also holds other amounts in banks and other financial institutions wherein some of the balances exceed federally insured deposit levels. In the event of nonperformance by such financial institutions, the Partnership's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Partnership mitigates its concentration of credit risk with respect to the funds in such accounts by maintaining them at high credit quality financial institutions and monitoring the credit ratings of such institutions.

                    Property and Equipment
                    Property and equipment were written down to estimated fair value as reflected in the sixth amended consolidated plan of reorganization ("the Plan") as of October 6, 1995 ("the Effective Date"). Additions to property and equipment subsequent to the Effective Date are stated at cost. Prior to the Effective Date, property and equipment were stated at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.





          SAM HOUSTON RACE PARK, LTD.


                    Notes Payable
                    Notes payable includes accrued interest on the Extendible Notes which is allowed to be paid in-kind until a certain level of cash flow from operations has been achieved.

                    Other Liabilities
                    Other liabilities include net liabilities for unclaimed winning pari-mutuel tickets. Unclaimed winning tickets are valid for ninety days after the end of the year in which they are generated. Once the tickets are no longer valid, the remaining amounts held to pay unclaimed winning tickets, net of allowable reimbursements, are transferred to the Texas Racing Commission.

                    The Partnership receives advance payments with respect to private suite and box rentals, Jockey Club memberships and corporate sponsorship agreements. The payments are recorded as deferred revenue and are recognized as income over the term of the respective agreements.

                    Purses and Awards
                    The Racing Act, certain other agreements, and the rules promulgated by the Racing Commission stipulate percentages of the pari-mutuel handle which must be used for the payment of purses and awards depending upon the type of wagers placed. The term "pari-mutuel handle" means the aggregate amounts wagered with respect to the live racing conducted at the Race Park and amounts wagered at the Race Park on simulcast races conducted at other tracks. Purses are established nearly one month in advance, based on expected pari-mutuel handle and published in a condition book which generally covers fifteen days of live racing.
          Horsemen then enter their horses in proposed races based upon the conditions of the race being entered, including the purses being offered. Purse overpayments occur when amounts paid to horsemen exceed the percentage of the pari-mutuel handle designated for the payment of purses during a specified period of time. The Partnership had an agreement with the Texas Horsemen's Benevolevent and Protective Association (the "HBPA Agreement" and the "HBPA," respectively) effective through December 31, 1996, which as amended, provided for among other things, the Partnership to periodically adjust purses during a meet in order to avoid purse overpayments. See Note 5 for additional information regarding the HBPA Agreement. In certain circumstances, the Partnership may pay purses and awards in excess of the amounts provided by the pari-mutuel handle. The Partnership may adjust the amounts to be paid for future races during the course of a given meet in order to minimize or eliminate any differences between the amounts provided by the pari-mutuel handle and the actual amounts of purses and awards paid. The HBPA Agreement, as amended, also allows the Partnership to recoup various amounts of the previous overpayments from certain future meets. The Partnership expenses





          SAM HOUSTON RACE PARK, LTD.


          all purse overpayments when they occur. Recoveries of these amounts are recorded as revenue as they are earned.

                    Income Taxes
                    The Partnership has not made any provisions for income taxes in its Consolidated Statement of Operations as they are the responsibility of its partners. The carrying value of the Partnership's net assets for financial statement purposes was less than the carrying value for income tax reporting purposes by approximately $12,500 at December 31, 1996. The difference primarily results from (i) the adjustment of long-term assets to estimated fair value for financial statement purposes but not for income tax purposes and (ii) the capitalization of costs for income tax purposes that were expensed for financial reporting purposes, a substantial portion of which relates to costs incurred during the start-up period and the reorganization pursuant to the Plan described in Note 3.



                    Fair Value of Financial Instruments
                    The carrying amounts of cash and cash equivalents
          approximate fair value.   Market prices for the Extendible Notes
          at December 31, 1996 were estimated based on the trade discussed in Note 1. Market prices for the Extendible Notes at December 31, 1995 were based on the value established in the Plan after considering the effects of the trade subsequent to the Effective Date.

                    The carrying amounts of the Partnership's cash and cash equivalents (including restricted and designated cash) and other notes payable approximate their fair value. The Extendible Notes had a carrying amount of $25,770 and $20,870 and an estimated fair value of $20,405 and $20,870 as of December 31, 1996 and 1995, respectively.

          3.             1995 PLAN OF REORGANIZATION

                    Plan of Reorganization
                    On April 17, 1995, the Partnership, SHRP Capital Corp. ("Capital") and SHRP Acquisition, Inc., the Partnership's largest limited partner, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 22, 1995, the United States Bankruptcy Court for the Southern District of Texas, Houston Division entered an order confirming the Plan. The transactions called for by the Plan were completed on the Effective Date and the case was closed on December 19, 1996.

                    Under the terms of the Plan, the Extendible Notes were issued in exchange for the Original Notes. The Original Notes had an aggregate principal amount of $75,000, would have matured





          SAM HOUSTON RACE PARK, LTD.


          on July 15, 1999 and bore interest at the rate of 11 3/4 % per annum. The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001 and bear interest at the rate of 11% per annum. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. See Note 6 for further information concerning the terms of the Extendible Notes.

                    On the Effective Date, a new investor group (the "New Investor Group") made a capital contribution of cash and other consideration described below. Each member of the New Investor Group also provided its pro rata share of the $1,700 line of credit. This line of credit would be used to fund future cash flow requirements should the proceeds contributed be insufficient. Each member of the New Investor Group has secured such investor's portion of the line of credit with cash held in an escrow account (other than MAXXAM's wholly owned subsidiaries, whose portion of the line of credit is secured by the guaranty of MAXXAM). Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. Also, a wholly owned subsidiary of MAXXAM provided the holders of the Extendible Notes with Instruments of Adherence ("Instruments of Adherence") having an agreed value of $500. The Instruments of Adherence were executed by MAXXAM and Mr. Charles Hurwitz, Chairman of the Board and Chief Executive Officer of MAXXAM and provide that MAXXAM and Mr. Hurwitz will not, in certain circumstances, make certain investments in specified gaming ventures in the Houston area unless certain holders of the Extendible Notes are afforded a specified opportunity to make an investment in such ventures in an amount at least equal to 19.9% (reduces pro rata as Extendible Notes are retired) of the aggregate investment made in such ventures by MAXXAM, Mr. Hurwitz and such holders.

                    The Plan provided for the elimination of all existing partnership interests. The Partnership has issued 33.3% of the equity in the Partnership to certain holders of allowed unsecured bankruptcy claims (the "Creditor Equity"), a majority of which relates to the unsecured deficiency claims attributable to the Original Notes. The Creditor Equity is held in the form of common stock in SHRP Equity, Inc., a Delaware corporation which is also an additional general partner of the partnership (the "Additional General Partner"). On the Effective Date, the New Investor Group received 66.7% of the equity in the Partnership. The new managing general partner of the partnership (the "Managing General Partner") is SHRP General Partner, Inc., a wholly owned subsidiary of MAXXAM. The Managing General Partner was issued a 1% interest in the Partnership in exchange for contributing its pro rata share of the investment made by the New Investor Group.





          SAM HOUSTON RACE PARK, LTD.


                    Changes to Consolidated Financial Statements due to Implementation of the Plan
                    On the Effective Date, all transactions called for in the Plan were completed. These transactions have resulted in significant changes to the Partnership's consolidated financial statements. A summary of the major effects on the Partnership's consolidated financial statements is described below.

                    Cash and Cash Equivalents
                    On the Effective Date, the New Investor Group contributed cash of $5,928 to the Partnership in return for a portion of their equity investment. The Partnership also paid bankruptcy related claims and fees of $2,775 on the Effective Date.

                    Property and Equipment, Net
                    Property and equipment was reduced by approximately $40,390 in order to adjust long-term assets to the estimated fair value as reflected in the Plan. Additionally, the Partnership received an approximately 87 acre tract of land valued at $2,300 as part of the contribution of the New Investor Group.

                    Other Assets
                    All long-term assets related to the financing of the Original Notes or the formation of the Partnership were expensed on the Effective Date. On the Effective Date, the New Investor Group contributed the Instrument of Adherence, valued at $500, to the Partnership. An intangible asset in the amount of $4,415 was recorded on the Effective Date for the estimated value of the Creditor Equity as determined by the Amended Partnership Agreement. Due to the significant uncertainty associated with the recoverability of these intangible assets, they were expensed and included as a component of the adjustment of assets to fair value.

                    Current Liabilities
                    Current liabilities were decreased by approximately $11,377, primarily due to the discharge of interest accrued on the Original Notes. Also, management fees and interest due to Race Track Management Enterprises ("RTME"), the former manager of the Race Park, were discharged. On the Effective Date, approximately $1,091 of current liabilities related to payments necessary to cure contract deficiencies and priority claims were settled.

                    Notes Payable
                    Notes payable were reduced by approximately $53,077 in order to adjust the balance of the Original Notes to the estimated fair value of the Extendible Notes. The Partnership also issued Extendible Notes in the amount of $355 as payment in-kind of interest on the Extendible Notes





          SAM HOUSTON RACE PARK, LTD.


          from September 5, 1995 through the Effective Date.

                    Partners' Capital
                    Partners' capital was adjusted to reflect the contributions made to the Partnership on the Effective Date. The New Investor Group contributed cash, land and other assets valued at approximately $8,841. The Creditor Equity was also created on the Effective Date and had an estimated value of $4,415. Partners' capital at December 31, 1995 also includes the fourth quarter adjustment of assets to fair value and extraordinary gain reflecting the effects of implementing the Plan.

          Consolidated Statement of Operations

                    The 1995 Consolidated Statement of Operations reflects the aggregate net impact of the above transactions. Reorganization expenses of $2,957 represent the professional fees and expenses necessary to implement the Plan including $439 of expenses paid to an affiliate. See Note 9 for additional information. Adjustment of assets to fair value in the amount of $45,958 represents the reduction of property and equipment and other assets to their estimated recoverable amounts. Extraordinary gain on discharge of liabilities in the amount of $63,780 represents the gain recognized due to the discharge of current liabilities and long-term debt during the bankruptcy proceedings, net of the expenses related to the write off of capitalized costs for the financing of the Original Notes.

                    The adjustments resulting from the implementation of the Plan effect the comparability of the Partnership's consolidated financial statements with those of other periods. The write down of long-term assets has significantly decreased the depreciable value of the Partnership's assets, thereby reducing depreciation expense. Also, the discharge of a significant portion of the Partnership's debt in accordance with the Plan has significantly reduced the amount of annual interest expense.

          4.        PROPERTY AND EQUIPMENT

                    The major classes of property and equipment are as follows:

                                          Estimated     December 31
                                                    ------------
                                           Useful      1996       1995
                                          Lives     ---------  ---------





                 SAM HOUSTON RACE PARK, LTD.


          Buildings                        5   30
                                         years      $ 14,368   $ 14,189
          Equipment, furniture and         3   15
          fixtures                       years         1,865      1,748
          Race track and other land        5   30
          improvements                   years         3,045      2,887
          Land                                         7,958      7,958
                                                    ---------  ---------
                                                      27,236     26,782
          Less accumulated depreciation               (1,096)      (210)
                                                    ---------  ---------
                                                    $ 26,140   $ 26,572
                                                    =========  =========


                    Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $886, $2,110 and $1,770, respectively. As discussed in Note 3, the Partnership reduced the net carrying value of property and equipment by $40,390 as of the Effective Date, in accordance with the asset values described in the Plan.

          5.        RACING OPERATIONS

                    The Partnership conducted 146, 150 and 158 days of live racing during 1996, 1995 and 1994, respectively. Under the Racing
          Act, the Partnership's commission revenue is a designated portion of the pari-mutuel handle. During May 1994, the Race Park began operating as a satellite wagering site for thoroughbred and quarter horse meets conducted at other tracks. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements. The Race Park also provides broadcasts of live racing conducted at the Race Park to other racetracks under various host simulcasting agreements. Under these contracts, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handles. As described in Note 1, the Partnership was in the development stage prior to April 29, 1994 and accordingly, had no operations prior to that date.

                    A summary of the pari-mutuel handle, commissions and
          deductions for the years ended   December 31, 1996, 1995
          and 1994 is as follows:







                 SAM HOUSTON RACE PARK, LTD.


                                        1996                 1995                1994
                               --------------------- ------------------- ------------------
                                    Pari-Mutuel          Pari-Mutuel         Pari-Mutuel
                                      Wagering             Wagering      Wagering
                               --------------------- ------------------- -------------------
                                 Handle   Commission  Handle  Commission  Handle  Commission
          During live race
          meet periods:
               Live            $   25,620 $    5,507 $ 27,983 $    6,006 $ 49,961 $   10,589
               Guest               68,280     13,820   55,513     11,160   25,595      4,938
               Host               109,648      3,761   51,451      1,592   35,945      1,158
          During simulcast
          only periods:
               Guest               20,299      4,109   26,868      5,445    4,860      1,172
                                          ----------          ----------          ----------
                                              27,197              24,203              17,857
                                          ----------          ----------          ----------
          Less:
               Statutory                       8,396               8,068               5,919
          purses and awards
               Guest                           2,836               2,735               1,074
          simulcasting fees
               State pari-                     1,142               1,104                 802
          mutuel tax
               Breakage                          720                 779                 573
               Breeders'                         965                 739                 400
          awards and other
               Other expenses                    221                 212                 179
                                          ----------          ----------          ----------
                    Total                     14,280              13,637               8,947
          deductions                      ----------          ----------          ----------
          Net pari-mutuel                 $   12,917          $   10,566          $    8,910
          commissions                     ==========          ==========          ==========


                    Non-statutory Purse Funding
                    In accordance with the HBPA Agreement in effect during 1994, the Partnership paid purses in excess of statutory amounts aggregating approximately $4,042. The HBPA Agreement was amended three times in order to address purse payment issues. Pursuant to these amendments, the Partnership had the ability to manage the level of purses paid so that significant purse overpayments could be avoided. The amendments also allowed the Partnership to recover a portion of the purses paid in excess of statutory amounts. During 1995, the Partnership recovered $1,042 of purses previously paid in excess of statutory amounts. On November 26, 1996, the Race Park entered into a new agreement with the Texas Thoroughbred HBPA, Inc. (the "TTHBPA"). The TTHBPA is a partner of the Texas Horsemen's Partnership, L.L.P., (the "THP") the





          SAM HOUSTON RACE PARK, LTD.


          official horsemen's organization currently recognized by the Racing Commission. This new agreement provides for the recovery of purse overpayments of $660 and $631 during the years ended December 31, 1999 and 2000, respectively. The Partnership will record any future recoveries only as they are earned.

          6.        NOTES PAYABLE

                    Notes payable consist of the following:

                                                       December 31,
                                                   ------------
                                                      1996      1995
                                                   -------   -------
                         11% Senior Secured Extendible Notes due
          September 1, 2001 (net of
          unamortized discount of $16,302 and
          $16,985 as of December 31, 1996 and
          1995, respectively)                      $ 25,770  $  20,870
          Accrued interest to be paid in-kind         1,157        983
                                                   --------- ----------
                                                     26,927     21,853
          Unsecured promissory notes                    240        279
          Equipment leases                               53        107
          Payable to Limited Partners                    23         23
                                                   --------- ----------
                    Total                            27,243     22,262
          Less current portion                          (81)       (91)
                                                   --------- ----------
                                                   $ 27,162  $  22,171
                                                   ========= ==========

                    The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001, bear interest at the rate of 11% per annum and are secured by substantially all the assets of the Partnership. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. The indenture governing the Extendible Notes (the "Indenture") limits the Partnership's ability to incur indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

                    The Partnership is amortizing the difference between





          SAM HOUSTON RACE PARK, LTD.


          the aggregate principal amount of the Extendible Notes and their estimated fair value as additional interest expense using the effective interest method.

                    Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind.
          The Partnership issued $4,217 and $355 of Extendible Notes during the years ended December 31, 1996 and 1995, respectively, as payment in-kind for accrued interest. Interest payments are due on the Extendible Notes on April 1 and October 1 of each year until the Extendible Notes mature.

                    The Partnership has entered into two unsecured promissory notes. The first note earns interest at 6 1/2% per annum and is due and payable in thirty equal annual installments to the Harris County Toll Road Authority, operator of the Sam Houston
          Parkway. This note represents one-half of the costs incurred to construct the entrance and exit ramps adjacent to the Race Park.
          Payments of approximately $8 plus accrued interest are due annually on April 30 through the year 2024. The second note earns interest at 8% per annum and is due and payable in twenty-four installments to a contractor for the construction of improvements located at the Race Park. The note specifies monthly payments of approximately $3 including accrued interest and matures October 25, 1997.





          SAM HOUSTON RACE PARK, LTD.


          6.        NOTES PAYABLE (CONTINUED)

                    The New Investor Group has provided the Partnership with a $1,700 line of credit. This line of credit would be used to fund future cash flow requirements should the Partnership require it. Each member of the New Investor Group, other than MAXXAM wholly owned subsidiaries, has secured their portion of the line of credit with cash in the amount of $23, which is held in an escrow account. The portion of the line of credit provided by wholly owned subsidiaries of MAXXAM is secured by the guarantee of MAXXAM. Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. The cash collateral for the line of credit is reflected as restricted cash in the balance sheet.

                    The scheduled maturities for the Partnership's notes
          payable outstanding at December 31, 1996 are as follows: December
          31, 1997   $81; 1998   $12; 1999   $8; 2000   $8; 2001   $43,264;
          thereafter   $172.  In the event the Partnership continues to
          issue additional Extendible Notes as payment in-kind for accrued interest, the total amount due on the Extendible Notes at
          maturity will be $71,242.

          7.        PARTNERS' CAPITAL (DEFICIT)

                    The Partnership is currently comprised of the Managing
          General Partner, the Additional General Partner and eight limited partners.

                         The profits and losses of the Partnership are allocated to the partners in accordance with their percentage interests, after giving effect to certain special allocations.
          However, all net losses (other than nonrecourse deductions) in excess of the positive capital account balance of any limited partner or the Additional General Partner are to be allocated to the Managing General Partner. Income is to be specially allocated to restore a partner's deficit capital account prior to allocating net profits based on the partner's percentage interest.

                    In the event of a capital call by the Partnership to fund operating losses, holders of the Extendible Notes may contribute Extendible Notes in lieu of cash in order to maintain their equity position in the Partnership. So long as the Extendible Notes are outstanding, the Board of Directors of the Additional General Partner are entitled to designate at least one-third of the directors of the Managing General Partner (the
          "Creditor Directors"), subject to the reasonable approval of the owner of the Managing General Partner. Certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership's assets, reorganizations,





          SAM HOUSTON RACE PARK, LTD.


          incurrence of debt in excess of $5,000 and voluntary acts of insolvency) require the approval of a majority of all of the directors, including a majority of the Creditor Directors voting as a separate class.

                    Prior to the consummation of the Plan, the Partnership consisted of a general partner and several classes of limited partnership interests, some of which were entitled to preferred returns. The Amended Partnership Agreement provides that profits and losses of the Partnership for all periods through and including the Effective Date are allocated to the persons who were partners immediately prior to the consummation of the Plan
          (the "Original Partners") using the "closing of the books" method. In particular, any cancellation of indebtedness income recognized by the Partnership pursuant to the Plan through and including the Effective Date is allocated solely to the Original
          Partners. Due to the balances in the Original Partners' capital accounts when the Plan was implemented, net income as of the Effective Date, including the extraordinary gain on the discharge of liabilities, was allocated to the General Partner. Under the terms of the Plan, all former partnership interests were extinguished during the bankruptcy proceedings.



          8.        MANAGEMENT AGREEMENTS

                    As of the Effective Date, the Managing General Partner began managing the Partnership and the Race Park in accordance with the Amended Partnership Agreement. Annual management fees will be the greater of (a) $750 or (b) an incentive fee equal to .65% of all gross revenues (as defined). Management fees are deferred until two consecutive semi-annual cash interest payments have been made to the holders of the Extendible Notes. Unpaid management fees accrue interest at the rate of 11% per annum.
          All such management fees are subordinated to the Extendible
          Notes. As of December 31, 1996 and 1995, the Partnership has accrued $978 and $177 of management fees including interest due to the Managing General Partner.

                    Management and other professional fees for the years ended December 31, 1995 and 1994 include $364 and $1,260, respectively, in management fees for RTME. The management agreement with RTME was rejected by the Partnership during the bankruptcy proceedings. Management fees were not accrued by the Partnership during the bankruptcy proceeding. All unpaid management fees due to RTME as of April 17, 1995 were discharged when the Plan was confirmed.

          9.        RELATED PARTY TRANSACTIONS





          SAM HOUSTON RACE PARK, LTD.


                    Management and other professional fees for the years ended December 31, 1996, 1995 and 1994 include $511, $494 and
          $937 related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. In addition, reorganization costs for the year ended December 31, 1995 includes $439 of such costs incurred by the Partnership. Additionally, during 1994 the Partnership incurred approximately $197 of such costs associated with the deficit notice issued by the original general partner on September 1, 1994. Included in accounts payable at December 31,
          1996 and 1995, were obligations to MAXXAM for such costs of $22 and $94, respectively. Additionally, from January 1, 1994 through March 31, 1995, the Partnership leased approximately twenty acres of land, immediately west of the Race Park for overflow parking purposes, from a wholly owned subsidiary of MAXXAM. Under the terms of the Plan, the acreage previously leased was included in the approximately 87 acres contributed to the Partnership in 1995.

                    Management and other professional fees for the year ended December 31, 1994 also include $125 of costs incurred by Federated Development Company ("Federated") for the time employees of Federated spent in the performance of services for the benefit of the Partnership. Prior to the Filing Date, the Partnership paid $102 in full satisfaction of this obligation.
          Federated is an affiliate of MAXXAM, both of which are controlled by Mr. Charles E. Hurwitz.

                    Management and other professional fees for the year ended December 31, 1996 include $120 of cost incurred by an affiliate to coordinate legislative efforts of the Partnership.
          Additionally, the Partnership engages affiliates for legal and other consulting services in the normal course of business.
          During the years ended December 31, 1996, 1995 and 1994, the
          Partnership incurred fees of $41, $97, and $830, respectively, with respect to these services.

          10.  COMMITMENTS AND CONTINGENCIES

                    The Partnership has entered into noncancellable service
          and operating lease agreements with several vendors to provide services in addition to agreements for the use of equipment.
          Certain of these agreements call for contingent rentals based upon a variety of factors, the most significant of which are the number of live racing days and specified percentages of amounts wagered.  Future minimum lease and commitment payments under such noncancelable service and lease agreements, having a remaining term in excess of one year at December 31, 1996, are as follows:
          years ending December 31, 1997   $352; 1998   $316; 1999   $34;
          thereafter   $nil.
          10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)





                 SAM HOUSTON RACE PARK, LTD.



          The Partnership incurred approximately $1,409, $1,700 and $1,325, including contingent fees and rentals, for the years ended December 31, 1996, 1995 and 1994 for such services and operating lease obligations.

                    The Partnership is contingently liable for liquidating damages to one vendor with respect to a lease for services for approximately $233 at December 31, 1996.  The amount of the contingency decreases by approximately $8 for each month the Partnership conducts live or simulcast racing operations.  Pursuant to the terms of the agreement, the
          Partnership is required to pay such liquidating damages upon demand should certain specified events occur.  Those events include, among other things, the appointment of a receiver, discontinuation of racing operations or the Partnership ceasing to do business as a going concern.

                    The Partnership is involved in claims and litigation arising in the ordinary course of business.  While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the outcome of such matters should not have a material adverse effect upon the Partnership's consolidated financial position, results of operation or liquidity.

          11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    Summary quarterly financial information for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                      Three Months Ended
                                         March 31    June 30  September 30  December 31
                                        ----------  -------- ------------  -----------

          1996:
               Revenues                 $   4,598   $ 5,670  $      4,818  $     5,666
                                   Loss before
          reorganization
          items and other
          income (expense)                   (733)     (313)       (1,016)        (528)
               Reorganization items           (29)      (15)          (41)           2
               Net income (loss)           (1,865)   (1,559)       (2,282)      (1,916)





          SAM HOUSTON RACE PARK, LTD.


          1995:
               Revenues                 $   5,666   $ 3,592  $      4,789  $     5,632
                                   Loss before
          reorganization
          items and other
          income (expense)                   (810)     (876)       (1,112)      (1,667)
               Reorganization items          (499)     (875)       (1,472)     (46,069)
               Extraordinary item               -         -             -       63,780
               Net income (loss)           (4,059)   (2,306)       (2,951)      14,924

          1994:
               Revenues:                $       -   $ 7,798  $      6,293  $     6,474
                                   Loss before
          reorganization
          items and other
          income (expense)                 (1,613)   (5,281)       (2,223)      (2,781)
               Net income (loss)           (3,126)   (6,703)       (4,567)      (5,758)





          SAM HOUSTON RACE PARK, LTD.


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

                    The following table sets forth certain information, as of March 1, 1997, with respect to the executive officers of the Partnership and the directors of the Managing General Partner.

               PARTNERSHIP


                    Name             Age                   Position
          James D. Noteware        44      President (1)
          Robert L. Bork           58      Senior Vice President and General
                                           Manager (2)
          Ann M. McGovern          36      Vice President of Operations
          James H. Paulin, Jr.     53      Vice President
          Michael J. Vitek         34      Vice President of Accounting


               THE MANAGING GENERAL PARTNER

                    Name             Age                Position
          -----------------        ------- ----------------------------------
          Charles E. Hurwitz       56      Chairman of the Board
          D. Kent Anderson         55      Director (3)
          J. Kent Friedman         53      Director
          James D. Noteware        44      Director
          Paul N. Schwartz         50      Director

          ---------------

                     (1) Mr. Noteware is not an employee of the Partnership, the Race Park or the Managing General Partner.
                     (2) Principal Executive Officer of the Partnership
                     (3) Until such time as the Extendible Notes are repaid, the Additional General Partner is entitled to designate at least one-third of the directors of the Managing General Partner (the "AGP Directors").  D.
          Kent Anderson currently serves as an AGP Director.  John L. Hill, Jr. served as the second AGP Director through December 31, 1996.  As of March 1, 1997, the second AGP designated directorship is vacant.  A majority vote of the AGP Directors is required with respect to certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership's assets, reorganizations, incurrence of debt in excess of $5 million, and voluntary acts of insolvency).



                 SAM HOUSTON RACE PARK, LTD.




                    James D. Noteware has served as President of the Partnership since August 1994. Mr. Noteware is also President and a Director of the Managing General Partner. Mr. Noteware previously served as interim General Manager of the Partnership from November 1994 through October 1995. Mr. Noteware has served as President and Chief Executive Officer of MAXXAM Property Company ("MPC"), a wholly owned subsidiary of MAXXAM, since January 1993. From November 1990 through December 1992, Mr. Noteware was Chairman, President and Chief Executive Officer of Phoenix Consulting, Inc., a real estate management and consulting company. Mr. Noteware served as a national director in the Real Estate Advisory Services Department of Price Waterhouse from April 1991 through January 1993. Prior to November 1990, Mr. Noteware served as National Director in the Real Estate Advisory Services Department at Laventhol & Horwath.

                    Robert L. Bork has served as Senior Vice President and General Manager of the Partnership since October 1995. Mr. Bork
          previously served four years as Vice President   General Manager
          and Chief Operating Officer of Arlington International Racecourse, Inc. in Arlington Heights, Illinois. Prior to such
          time, Mr. Bork served as Vice President   General Manager of
          Philadelphia Park in Benslem, Pennsylvania and Garden State Park in Cherry Hill, New Jersey. Mr. Bork is a director of the Thoroughbred Racing Association of America, the Thoroughbred Racing Protective Bureau and serves as Chairman of the Thoroughbred Racing Association Technology Committee.

                    Ann M. McGovern has served as Vice President of Operations of the Partnership since September 1994. Ms. McGovern previously served for 11 years with the Racing Division of the Edward J. De Bartolo Corporation, most recently as Director of Operations at Remington Park in Oklahoma City, Oklahoma from April 1991 to October 1994 and prior to that as the Assistant Director of Operations since 1988.

                    James H. Paulin, Jr. has served as Vice President of the Partnership since November 1993. Mr. Paulin has been the Secretary Treasurer of Federated Development Company ("Federated") since May 1983, and Secretary of Federated since March 1977. Federated is a New York business trust primarily engaged in the management of real estate investments and, through its position as a significant stockholder of MAXXAM, in the businesses conducted by MAXXAM.

                    Michael J. Vitek has served as Vice President of Accounting of the Partnership since November 1994. Mr. Vitek previously served from April 1994 to November 1994 as Vice President, Finance and Chief Financial Officer of Hysan





          SAM HOUSTON RACE PARK, LTD.

          Corporation, a chemical manufacturing and distribution company and a subsidiary of Wedge Group, Inc., a private investment company. Mr. Vitek previously served as Corporate Controller of Wedge Group, Inc. from October 1991 to March 1994. He previously served for six years with the public accounting firm of KPMG Peat Marwick, most recently as a Senior Manager.

                    Charles E. Hurwitz is a Director and the Chairman of the Board and President of the Managing General Partner. Mr. Hurwitz has served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected as Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980. Since January 1993, Mr. Hurwitz has also served MAXXAM as President. Mr. Hurwitz has served as a director of Kaiser Aluminum Corporation ("Kaiser"), a majority-owned subsidiary of MAXXAM, since October 1988, and as a director of Kaiser Aluminum & Chemical Corporation ("KACC"), a fully integrated aluminum producer that is a subsidiary of Kaiser, since November 1988. Mr. Hurwitz is Chairman of the Board, Chief Executive Officer and President of MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM which is engaged in forest products operations, and MGI's parent, MAXXAM Group Holdings Inc. ("MGHI"). Mr. Hurwitz has been, since January 1974, Chairman of the Board and Chief Executive Officer of Federated.

                    D. Kent Anderson is a Director of the Managing General Partner per the designation of the Additional General Partner. Mr. Anderson has been the Executive Banking Officer of Compass Bank since its April 1996 merger with Post Oak Bank. From 1991 until the merger, Mr. Anderson was Chairman of the Board and Chief Executive Officer of Post Oak Bank. From 1988 through October 1991, Mr. Anderson held several executive positions, including Chairman of the Board, with First Interstate Bank of Texas, N.A. Mr. Anderson is currently a Trustee and member of the Board of Governors of Rice University. He has served on
          several State of Texas committees and on the Board of   of the
          Greater Houston Partnership, the Texas Chamber of Commerce, and the Texas Research League.

                    J. Kent Friedman is a Director of the Managing General Partner. Mr. Friedman has been a partner of Mayor, Day, Caldwell & Keeton, L.L.P., a Houston law firm, since 1982. Prior to such time Mr. Friedman was a partner at Butler & Binion, a Houston law firm. Mr. Friedman is a member of the Executive Committee of the Board of Directors of the Houston Symphony, President of the Friends of Hermann Park and Co-President of the Foundation for Jones Hall.

                    Paul N. Schwartz is a Director and Vice President of the Managing General Partner. Mr. Schwartz has served as Executive Vice President and Chief Financial Officer of MAXXAM since January 1995. Prior to that he served as Senior





                 SAM HOUSTON RACE PARK, LTD.

          Vice President-Corporate Development of MAXXAM from June 1987 to January 1995, as Vice President-Corporate Development from
          July 1985 to June 1987 and as Vice President since 1982. Mr. Schwartz also serves as a director and a Vice President and Chief Financial Officer of MGHI, MGI, The Pacific Lumber Company ("Pacific Lumber"), a subsidiary of MGI engaged in forest products operations, and Scotia Pacific Holding Company ("Scotia Pacific"), a subsidiary of Pacific Lumber. Mr. Schwartz is a director of SLM Funding Corporation, which is a subsidiary of the Student Loan Marketing Association. Mr.Schwartz also serves as a director and as President of United Financial Group, Inc., a Delaware public corporation.

                    Directors of the Managing General Partner are elected annually to serve for one year and until their successors are duly elected, qualified, and approved by the Racing Commission. Each director of the Managing General Partner is required to be approved by the Racing Commission. The current directors of the Managing General Partner have received the approval of the Racing Commission.

          ITEM 11.  EXECUTIVE COMPENSATION

               SUMMARY COMPENSATION TABLE

                    The following table sets forth compensation information, cash and non-cash, for each of the Partnership's last three completed fiscal years with respect to (a) all individuals serving as the Partnership's chief executive officer during the last fiscal year, and (b) the other most highly compensated executive officers of the Partnership (other than the current chief executive officer) who were serving as executive officers of the Partnership at the end of 1996 and who received over $100,000 in aggregate salary and bonus in respect of 1996.

                                                      Annual Compensation
                                              ------------
                     (a)               (b)         (c)         (d)         (e)          (f)
                                                                      Other Annual
                                                                      Compensation   All Other
                                                 Salary       Bonus        (1)      Compensation
          Name and Principal           Year        ($)         ($)         ($)          ($)
          Position                  --------- ------------  --------- ------------ -------------

          Robert L. Bork (2)           1996     200,000        41,250       -           4,806(3)





          SAM HOUSTON RACE PARK, LTD.

               Senior Vice             1995      36,923           -0-       -             -0-
          President and
                    General Manager

          Ann McGovern                 1996     110,000        15,000       -             -0-
               Vice President of       1995     110,000        25,000       -          12,210(3)
                    Operations         1994      29,608(4)        -0-       -           5,838(3)

          Michael J. Vitek             1996      90,000        15,000       -             -0-
               Vice President of       1995      90,000        25,000       -             -0-
                    Accounting         1994      11,250(5)        -0-       -             -0-

          ---------------

                    (1)  Excludes perquisites and other personal benefits because the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.  Mr. Bork served as chief executive officer of the Partnership during 1996.
                    (2)  Mr. Bork commenced his employment with the Partnership on October 25, 1995.
                    (3)  Reflects reimbursement of moving related expenses.
                    (4)  Ms. McGovern commenced her employment on September 23, 1994.
                    (5)  Mr. Vitek commenced his employment on November 16, 1994.





                 SAM HOUSTON RACE PARK, LTD.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                    Agreements have been entered into with each of Messrs. Bork and Vitek and Ms. McGovern regarding their employment. Mr. Bork's agreement provides for a base annual salary of $200,000 and a bonus of $25,000 on the first anniversary date of his employment. The agreement further provides that commencing the second year of employment he will participate in an executive compensation plan of the Partnership. Mr. Bork's agreement also provided for payment of certain relocation expenses. The incentive compensation plan referred to above was provided for in general terms pursuant to the bankruptcy reorganization plan; however, no specific details have been proposed or formulated to date with respect to such an incentive plan. Ms. McGovern's agreement provides for a base annual salary of $110,000 per year, a discretionary bonus of $10,000 in the first year of employment and the payment of certain relocation expenses. The agreement also indicated that Ms. McGovern would be considered for inclusion in the prior employee incentive program of the Partnership. Mr. Vitek's agreement provides for a base annual salary of $90,000 and a discretionary bonus of $15,000 after the first year of employment.

               COMPENSATION OF DIRECTORS AND POLICY COMMITTEE MEMBERS

                    Messrs. Anderson and Friedman receive $25,000 per year, plus reimbursement of expenses, as compensation for their services. The other directors of the Managing General Partner are reimbursed for their expenses but are not otherwise compensated by the Partnership for their services as such.





          SAM HOUSTON RACE PARK, LTD.


               COMPENSATION COMMITTEE REPORT

                    SHRP General Partner, Inc. has been the managing general partner of the Partnership since the consummation of the Partnership's bankruptcy reorganization plan in October 1995. The names appearing below are all of the directors of SHRP General Partner, Inc. The entire Board of Directors of SHRP General Partner, Inc. acts with respect to compensation matters as no compensation committee has been appointed.

                    Given the exigent circumstances under which the Partnership operated beginning shortly after the opening of Sam Houston Race Park, and the need to replace its initial on-site management team, the Boards of SHRP General Partner, Inc. and its predecessor were required to address needs for executive leadership on an individual basis without the benefit of being able to fully develop a complete policy for executive compensation. Accordingly, each of the executive officers named in the Summary Compensation Table was retained and are compensated in accordance with their respective individual employment letter agreements. In reaching those agreements, the customary levels and types of pay prevalent for such positions in the horse racing industry were considered and served as guidelines. The individual salary histories and previous experience of the executives were also considered as was the timing within which the Partnership needed to replace previously discharged executives. Other than participation in a group health insurance program which is partially employer-provided, the only non-salary direct compensation being provided to such executives are incentive bonuses. Executives may be considered for a bonus on an annual basis. Although discretionary, bonuses granted in the past have been generally in the range of 5% to 15% of annual salary. The President of the Partnership outlines functions and goals for each executive officer and may recommend a proposed bonus level to the Board. The Board considers a variety of factors in determining whether to accept the President's recommendations. Due to the financial condition of the Partnership it is the current policy of the Board to consider salary increases for executives on a promotion or exception basis only, subject to approval of the Board.

          D. Kent Anderson
          J. Kent Friedman
          Charles E. Hurwitz
          James D. Noteware
          Paul N. Schwartz





          SAM HOUSTON RACE PARK, LTD.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               THE PARTNERSHIP

                    The following table sets forth the beneficial ownership of partnership interests in the Partnership as of March 15, 1997 of (i) each person known by the Partnership to beneficially own five percent or more of the outstanding partnership interests,
          (ii) each director of the Managing General Partner who owns a partnership interest, and (iii) all directors and officers of the Managing General Partner and the Partnership as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the partnership interest shown as beneficially owned by him.

                                                             Aggregate
            Name and Address of                             Partnership
              Beneficial Owner       Type of Interest        Interest
          New SHRP Acquisition,      Limited Partner           64.8%
          Inc. (1)
          SHRP Equity, Inc. (2)     Additional General         33.3%
                                  Partner

          ---------------

                    (1) MAXXAM owns all of the issued and outstanding shares of common stock of New SHRP Acquisition, Inc. Mr. Charles E. Hurwitz and a wholly owned subsidiary of Federated Development Company
          ("Federated") collectively own 99.1% and 31.3% of MAXXAM's Class A preferred stock and common stock, respectively (resulting in a combined voting control of 61.1%). Mr. Hurwitz is the Chairman of the Board, President and Chief Executive Officer of MAXXAM and Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr.
          Hurwitz, members of his immediate family and trusts for the benefit thereof.
                    (2) The outstanding shares of stock of SHRP Equity, Inc. were issued to the holders of allowed unsecured claims in connection with the bankruptcy proceedings of the Partnership. Sam Houston
          Entertainment Corp., a wholly owned subsidiary of MAXXAM, beneficially owns 68.2% of the issued and outstanding stock of SHRP Equity, Inc. which equates to a 22.7% interest in the Partnership.





          SAM HOUSTON RACE PARK, LTD.

               THE MANAGING GENERAL PARTNER

                    Sam Houston Entertainment Corp., a wholly owned subsidiary of MAXXAM, owns all of the Common Stock of the Managing General Partner of which 3,000 shares are currently issued and outstanding.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Certain of the respective affiliates of the Partnership and the Managing General Partner provide legal, financial, corporate development and other services to the Partnership and the Managing General Partner from time to time. Compensation paid for the services of such affiliates are on terms as favorable to the Partnership or the Managing General Partner, as the case may be, as are available in an arms-length transaction with a non-affiliated third party. As of March 1, 1997, MAXXAM and its subsidiaries have received an aggregate of $510,931 in respect of such services performed in 1996.

                    J. Kent Friedman, Independent Director, is a partner of a law firm that has provided services to the Partnership. In addition, such law firm has represented MAXXAM in various matters not related to the Race Park. The Partnership has an agreement with Mr. Friedman's law firm to coordinate legislative efforts. As of March 1, 1997, Mr. Friedman's law firm has received an aggregate of $120,000 in respect of such services performed in 1996.

                    See also Notes 8 and 9 to the Consolidated Financial Statements appearing in Item 8.





          SAM HOUSTON RACE PARK, LTD.


          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A)  INDEX TO FINANCIAL STATEMENTS                           PAGE

          1.   FINANCIAL STATEMENTS (APPEARING IN ITEM 8):
               Report of Independent Auditors                         17
               Consolidated balance sheets at
                    December 31, 1996 and 1995                        18
               Consolidated statements of operations for the
                    three years ended December 31, 1996               19
               Consolidated statements of partners' capital
                    (deficit) for the three years ended
                    December 31, 1996                                 20
               Consolidated statements of cash flows for
                    the three years ended December 31, 1996           21
               Notes to consolidated financial statements             22

          2.   FINANCIAL STATEMENT SCHEDULES:
               All schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

          (B)  REPORTS ON FORM 8-K

                    None.

          (C)  EXHIBITS

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 41) which index is incorporated herein by reference.





                                      SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAM HOUSTON RACE PARK, LTD.


          Date: March 28, 1997             By:   /S/ MICHAEL J. VITEK
                                           --------------------------------
                                           Michael J. Vitek, Vice President
                                           of Accounting


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Date: March 28, 1997             By:    /S/ ROBERT L. BORK
                                           --------------------------------
                                            Robert L. Bork, General Manager
                                             (Principal Executive Officer)


          Date: March 28, 1997             By:   /S/ MICHAEL J. VITEK
                                           --------------------------------
                                           Michael J. Vitek, Vice President
                                           of Accounting
                                               (Principal Financial and
                                           Accounting Officer)


                                              SAM HOUSTON RACE PARK, LTD.
                                            By: SHRP General Partner, Inc.
                                             its Managing General Partner


          Date: March 28, 1997             By:  /S/ CHARLES E. HURWITZ
                                           --------------------------------
                                            Charles E. Hurwitz, Chairman of
                                           the Board


          Date: March 28, 1997             By:   /S/ PAUL N. SCHWARTZ
                                           --------------------------------
                                              Paul N. Schwartz, Director





          Date: March 28, 1997             By:   /S/ JAMES D. NOTEWARE
                                           --------------------------------
                                              James D. Noteware, Director


          Date: March 28, 1997             By:   /S/ D. KENT ANDERSON
                                           --------------------------------
                                              D. Kent Anderson, Director


          Date: March 28, 1997             By:   /S/ J. KENT FRIEDMAN
                                           --------------------------------
                                              J. Kent Friedman, Director





                                  INDEX OF EXHIBITS
           Exhibit
           Number                          Description

               3.1 Third Amended and Restated Limited Partnership Agreement of Sam Houston Race Park, Ltd. dated October 6, 1995 (incorporated herein by reference to Exhibit
                     3.1 to the Partnership's Form 10-Q dated September 30,
                     1995)

               4.1 Amended and Restated Indenture dated October 6, 1995 by and among the Partnership, New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, Trustee ("Trustee"), including the related form of Note (incorporated herein by reference to Exhibit 4.1 to the Partnership's Form 10-Q dated September 30, 1995)

               4.2 Amended and Restated Deed of Trust, Assignment, Security Agreement and Financing Statement dated October 6, 1995 among the Partnership, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit 4.2 to the Partnership's Form 10-Q dated September 30, 1995)

               4.3 Deed of Trust, Assignment, Security Agreement and Financing Statement dated October 6, 1995 among the Partnership, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit 4.3 to the Partnership's Form 10-Q dated September 30, 1995)

               4.4 Amended and Restated License Negative Pledge dated October 6, 1995 executed by the Partnership in favor of Trustee (incorporated herein by reference to Exhibit 4.4 to the Partnership's Form 10-Q dated September 30, 1995)

               4.5 Amended and Restated Real Estate Tax Escrow and Security Agreement dated October 6, 1995 among the Partnership, Trustee and Charter Bank-National Association ("Charter Bank") (incorporated herein by reference to Exhibit 4.5 to the Partnership's Form 10-Q dated September 30, 1995)

               9 Voting Agreement dated October 6, 1995 among SHRP General Partner, Inc., Sam Houston Entertainment Corp., SHRP Equity, Inc. and MAXXAM Inc. (incorporated herein by reference to Exhibit 9 to the Partnership's Form 10-Q dated September 30, 1995)





          10.1 Form of Line of Credit Agreement dated October 6, 1995 between the Partnership and certain lenders (the "Line of Credit Agreement") (incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 10-Q dated September 30, 1995)

          10.2 Form of Cash Escrow Agreement with respect to the Line of Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Partnership's Form 10-Q dated September 30, 1995)

          10.3 Guaranty of MAXXAM Inc. dated October 6, 1995 in favor of the Partnership with respect to the obligations of SHRP General Partner, Inc. under the Line of Credit Agreement (incorporated herein by reference to Exhibit
                     10.3 to the Partnership's Form 10-Q dated September
                     30, 1995)

          10.4 Registration Rights Agreement dated October 6, 1995 among the Partnership, SHRP Equity, Inc. and First Bank National Association (incorporated herein by reference to Exhibit 10.5 to the Partnership's Form 10-Q dated September 30, 1995)

          10.5 Exchange Agreement dated October 6, 1995 among the Partnership, SHRP Capital Corp., New SHRP Capital Corp., SHRPAcquisition, Inc., SHRP Equity, Inc. and First Bank National Association, as Exchange Agent (incorporated herein by reference to Exhibit 10.6 to the Partnership's Form 10-Q dated September 30, 1995)

          10.6 Instrument of Adherence of MAXXAM Inc. dated October 6, 1995 (incorporated herein by reference to Exhibit
                     10.7 to the Partnership's Form 10-Q dated September
                     30, 1995)

          10.7 Instrument of Adherence of Charles E. Hurwitz dated October 6, 1995 (incorporated herein by reference to Exhibit 10.8 to the Partnership's Form 10-Q dated September 30, 1995)

          10.8 Escrow Agreement dated October 6, 1995 among the Partnership, SHRP Acquisition, Inc., SHRP Capital Corp., SHRP Equity, Inc., SHRP General Partner, Inc. and First Bank National Association, as Escrow Agent (incorporated herein by reference to Exhibit 10.9 to the Partnership's Form 10-Q dated September 30, 1995)

          10.9 Horsemen's Agreement dated April 29, 1994 between the Texas HBPA and the Partnership (incorporated herein by reference to Exhibit 10.26 to the Partnership's Form 10-Q for the quarter ended June 30, 1994)





          10.10 Memorandum of Agreement, dated July 22, 1994 between the Texas HBPA and the Partnership (incorporated herein by reference to Exhibit 10.27 to the
                     Partnership's Form 10-Q for the quarter ended June 30,
                     1994)

          10.11 Second Amendment to Horsemen's Agreement between the Texas HBPA and the Partnership (incorporated herein by reference to Exhibit 10.29 to the Partnership's Form 10-Q for the quarter ended September 30, 1994)

          10.12 Third Amendment to Horsemen's Agreement between the Texas HBPA and the Partnership (incorporated herein by reference to Exhibit 10.16 to the Partnership's Form 10-K dated December 31, 1996)

          *10.13 Horsemen's Agreement dated November 26, 1996 between Texas Thoroughbred HBPA, Inc. and the Partnership

          10.14 Totalisator Services Agreement dated October 8, 1992 between Autotote Systems, Inc. and the Partnership (incorporated herein by reference to Exhibit 4.2 to Amendment No 1 to the SHRP Registration Statement)

          10.15 Promissory Note dated December 13, 1994 by the Partnership in favor of Harris County, Texas
                     (incorporated herein by reference to Exhibit 10.41 to the Partnership's Form 10-K for the year ended December 31, 1994)

            10.16 Satellite Transmission Agreement dated May 20, 1994 between the Partnership and Autotote Systems, Inc. (incorporated herein by reference to Exhibit 10.43 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.17      Agreement dated December 3, 1993 between the
                     Partnership and International Sound Corporation (incorporated herein by reference to Exibit 10.45 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.18 Lease Agreement dated November 23, 1993 by and between the Partnership and Sports Data Systems, Inc. (incorporated herein by reference to Exibit 10.46 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.19 Project Proposal dated January 6, 1994 among the Partnership, TSNS and Daily Racing Form (incorporated herein by reference to Exibit 10.47 to the Partnership's Form 10-K for the year ended December 31, 1994)





          10.20 Equipment Lease dated January 21, 1994 by and between the Partnership and True Center Gate Leasing, Inc. (incorporated herein by reference to Exibit 10.48 to the Partnership's Form 10-K for the year ended December 31, 1994)

          *10.21 Letter Agreement dated February 23, 1996 between Mayor Day, Caldwell & Keeton, L.L.P. and the Partnership

          * 10.22 Amendment to letter agreement dated Janurary 31, 1997 between Mayor Day, Caldwell & Keeton, L.L.P. and the Partnership

          *10.23 Consulting Agreement dated January 1, 1997 between Stan Schlueter and the Partnership

          *10.24 Alcoholic Beverage Concession Agreement dated September 19, 1996 between 97, Inc. and the
                     Partnership

                          Executive Compensation Plans and Arrangements

          10.25 Employment Agreement, dated November 24, 1992 between MAXXAM Property Company and James D. Noteware (incorporated herein by reference to Exhibit 10.33 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.26 Letter Agreement, dated August 19, 1994 between the Partnership and Ann M. McGovern (incorporated herein by reference to Exhibit 10.34 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.27 Letter Agreement, dated November 11, 1994 between the Partnership and Michael J. Vitek (incorporated herein by reference to Exhibit 10.35 to the Partnership's Form 10-K for the year ended December 31, 1994)

          10.28 Agreement between the Partnership and Robert L. Bork. (incorporated herein by reference to Exhibit 10.10 to the Partnership's Form 10-Q dated September 30, 1995)



          ---------------
          * Included with this filing.