Form 10-Q
period 1997-03-31
SAM HOUSTON RACE PARK LTD
filed 1997-05-15
CIK 911082

---------------




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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




---------------
                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet at March 31, 1997 and
            December 31,1996                                             3
          Consolidated Statement of Operations for the three months
            ended March 31, 1997 and 1996                                4
          Consolidated Statement of Cash Flows for the three months
            ended March 31, 1997 and 1996                                5
          Condensed Notes to Consolidated Financial Statements           6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        12
     Item 6.   Exhibits and Reports on Form 8-K                         12
     Signatures                                                        S-1
                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                    March 31,  December 31,
                                                      1997         1996
                                                  ------------ ------------
                                                   (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                    $     2,156  $     2,634
     Restricted cash                                    2,975        3,559
               Accounts receivable, net of allowance for
doubtful accounts of $279 and $276,
respectively                                            1,728        1,031
     Prepaid expenses and other current assets            657          573
                                                  ------------ ------------
          Total current assets                          7,516        7,797
                                                  ------------ ------------

Property and equipment, net                            25,958       26,140
                                                  ------------ ------------
                                                  $    33,474  $    33,937
                                                  ============ ============

        LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
     Accounts payable                             $     1,571  $     1,545
     Property taxes payable                               330        1,194
     Other liabilities                                  1,195        1,363
     Amounts due to horsemen                            2,476        2,273
     Current portion of notes payable                      64           81
                                                  ------------ ------------
          Total current liabilities                     5,636        6,456
                                                  ------------ ------------

Long term liabilities:
     Notes payable                                     28,557       27,162
     Deferred management fees                           1,191          978
                                                  ------------ ------------

          Total liabilities                            35,384       34,596
                                                  ------------ ------------

Commitments and contingencies (Notes 1 and 6)
Partners' deficit                                      (1,910)        (659)
                                                  ------------ ------------
                                                  $    33,474  $     33,937
                                                  ============ ============

The accompanying condensed notes are an integral part of these financial statements.

/TABLE

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                  ---------------------
                                                      1997         1996
                                                  ------------ ------------
Revenues:
     Pari-mutuel commissions, net                 $     4,274  $     2,975
     Food and beverage sales                              891          636
     Admissions, parking and other                        820          987
                                                  ------------ ------------
                                                        5,985        4,598
                                                  ------------ ------------
Costs and expenses:
     Cost of pari-mutuel operations                       484          365
     Cost of food and beverage operations                 365          286
     Other operating                                      645          582
     Salaries and wages                                 2,228        1,939
     Management and other professional fees               618          533
     Marketing and advertising                            439          536
     Utilities                                            291          324
     Property taxes                                       334          317
     Depreciation and amortization                        227          214
     General and administrative                           201          235
                                                  ------------ ------------
                                                        5,832        5,331
                                                  ------------ ------------

     Income (loss) before reorganization items and
other income (expense)                                    153         (733)

Reorganization items:
     Reorganization expenses                                -          (29)
                                                  ------------ ------------

Income (loss) from operations                             153         (762)

Other income (expense):
     Interest income                                       30           51
     Interest expense                                  (1,434)      (1,154)
                                                  ------------ ------------
                                                       (1,404)      (1,103)
                                                  ------------ ------------

Net loss                                          $    (1,251) $    (1,865)
                                                  ============ ============

The accompanying condensed notes are an integral part of these financial statements.

/TABLE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                      1997         1996
                                                  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $    (1,251) $    (1,865)
     Adjustments to reconcile net loss to net
cash used for operating activities:
          Depreciation and amortization                   227          214
          Amortization of discounts on long-term          246           99
debt
          Decrease in restricted cash                     584          335
          Increase in accounts receivable                (697)        (334)
          Increase in prepaid expenses and other          (84)        (343)
          Increase in accounts payable                     26          186
          Increase in deferred management fees            213          176
          Increase in accrued interest                  1,154        1,041
          Increase in amounts due to horsemen             203           44
          Decrease in other liabilities                (1,032)         (46)
          Reorganization items:
               Decrease in accrued                          -         (497)
reorganization costs                              ------------ ------------
               Net cash used for operating               (411)        (990)
activities                                        ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to buildings and equipment                 (45)        (144)
                                                  ------------ ------------
               Net cash used for investing                (45)        (144)
activities                                        ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, net                       (22)         (19)
                                                  ------------ ------------
               Net cash used for financing                (22)         (19)
activities                                        ------------ ------------

DECREASE IN CASH AND CASH EQUIVALENTS                    (478)      (1,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,634        4,434
                                                  ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     2,156  $     3,281
                                                  ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Reorganization items paid:
          Professional fees                       $         -  $       526

The accompanying condensed notes are an integral part of these financial statements.

/TABLE

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS

     BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of March 31, 1997, wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 23.7% general partner interest (including a 22.7% interest by virtue of its ownership of 68.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest in the Partnership.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at March 31, 1997, the consolidated results of its operations for the three months ended March 31, 1997 and 1996, and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

     FUTURE CASH REQUIREMENTS

          Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the 11% Senior Secured Extendible Notes (the "Extendible Notes") in exchange for the 11-3/4% Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the foreseeable future. At March 31, 1997, the Partnership had cash and cash equivalents of $2,156 and a $1,700 line of credit which management believes will be adequate to fund the operating activities of the Partnership for at least the next year.

          Management is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional income. Also, in accordance with the strategy established during the reorganization of the Partnership, management has undertaken certain legislative efforts attempting to legalize additional forms of gaming at the Race Park in order to increase revenues. Management believes that it is unlikely additional forms of gaming will be legalized prior to the 1999 legislative session. To the extent the remaining cash and line of credit are not sufficient to support the cash flow requirements of the Partnership, alternative sources of funding will be necessary. Although 68.2% of the Extendible Notes are owned by MAXXAM, the Partnership is still required to retire the Extendible Notes and related accrued interest on September 1, 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to generate sufficient cash flows from operations to meet these additional obligations or the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. There can be no assurance that the Partnership will be able to refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

2.        RESTRICTED CASH

          The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at March 31, 1997 and December 31, 1996, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.        PARI-MUTUEL OPERATIONS

          The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and simulcast racing throughout the year. The Race Park earns revenues on live racing and on simulcasting racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.
          A summary of the pari-mutuel operations for the three months ended March 31, 1997 and 1996 is as follows:


                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   1997         1996
                                               ------------ ------------
Number of live race days                                 61           26

Live handle                                    $      7,789 $      5,359
Guest simulcasting handle                            21,747       21,602
Host simulcasting handle                             69,075       21,147
                                               ------------ ------------
                                               $     98,611 $     48,108
                                               ============ ============

Net commissions from live racing               $        926 $        636
Net commissions from guest simulcasting               1,933        2,009
Net commissions from host simulcasting                1,415          330
                                               ------------ ------------
                                               $      4,274 $      2,975
                                               ============ ============


4.        NOTES PAYABLE

          Notes payable consist of the following:


                                                 March 31,  December 31,
                                                   1997         1996
                                               ------------ ------------
                                                (Unaudited)
     11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $16,057 in 1997 and $16,302
in 1996)                                       $    26,016  $    25,770
Accrued interest to be paid in-kind                  2,314        1,157
                                               ------------ ------------
                                                    28,330       26,927
Unsecured promissory notes                             232          240
Equipment leases                                        36           53
Payable to Limited Partners                             23           23
                                               ------------ ------------
          Total                                     28,621       27,243
Less current portion                                   (64)         (81)
                                               ------------ ------------
                                               $    28,557  $    27,162
                                               ============ ============
/TABLE

          The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the implementation of the reorganization of the Partnership as additional interest expense using the effective interest method.

          The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership's property, including rents, revenues, profits and income from the operation of the Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

5.        RELATED PARTY TRANSACTIONS

          Management and other professional fees for the three months ended March 31, 1997 and 1996 include $188 in management fees due to the Managing General Partner. Payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

          The Partnership incurred service fees and related costs of $131 and $178 for the three months ended March 31, 1997 and 1996, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $83 and $38 during the three months ended March 31, 1997 and 1996, respectively, for legal and other consulting services performed by other affiliates in the normal course of business.

6.        CONTINGENCIES

          The Partnership is involved in claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the outcome of such matters should not have a material adverse effect upon the Partnership's consolidated financial position, results of operations or liquidity.

          Also, see Note 1 for a discussion of the future cash requirements of the Partnership.

7.   SUBSEQUENT EVENTS

          Certain legislation is pending in the 1997 session of the Texas State Legislature that could have a significant impact on the Partnership. The House of Representatives has passed a tax reform bill that, among other things, authorizes an increase in the state pari-mutuel wagering tax on simulcasting conducted at horse tracks in Texas to 2.2% from the 1%
currently being levied.   The version of the tax reform bill passed by the
Senate does not include the increase in pari-mutuel taxes. However, there can be no assurance that an increase in the pari-mutuel wagering tax will not be included in the final version of any bill agreed to by a conference committee.

          As discussed in the Partnership's Form 10-K (see Item 1. "Business - Racing Regulations"), a bill amending the Texas Racing Act to, among other things, permit "cross-species" simulcasting at Texas pari-mutuel facilities is also pending. This bill has now been passed by the House of Representatives. Currently, a similar bill is being discussed in a Senate committee. The Senate bill includes language that would raise taxes and fees paid by race tracks. While the impact of the bill cannot be determined with certainty, the Partnership believes this bill, if enacted in its present form, would have a negative overall impact on the Partnership's share of pari-mutuel wagering and commissions.

          The Partnership is actively opposing both bills; however, it is impossible to determine whether the measures will become law and if so, their final content. The 1997 Texas legislative session is scheduled to end on June 2, 1997. All legislation must be jointly approved by the House and the Senate and must be signed by the Governor in order to become law.
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND THE RESULTS OF OPERATIONS

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

          The following table presents selected attendance and wagering information for the three months ended March 31, 1997 and 1996:


<CAPTIONS>
                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   1997         1996
                                               ------------ ------------
Number of live race days                                 61           26
Number of simulcast only days                            29           65

Average daily attendance - live race days             2,372        3,395
Average daily attendance - simulcast days               511          769
     Average live and guest per capita gross wager
- live race days                               $        176 $        153
     Average guest per capita gross wager -
simulcast days                                          272          269

            (Amounts in millions)
Live handle                                    $        7.8 $        5.4
Guest simulcasting handle                              21.7         21.6
Host simulcasting handle                               69.1         21.1

Net commissions from live racing               $         .9 $         .6
Net commissions from guest simulcasting                 1.9          2.0
Net commissions from host simulcasting                  1.4           .4
                                               ------------ ------------
Total net pari-mutuel commissions              $        4.2 $        3.0
                                               ============ ============


          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated on live races and simulcast races as both a guest and host track. Net pari-mutuel commissions from live racing increased during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to the increase in live race days. This increase of 35 live race days and a 15% increase in the average live and guest per capita wager on live days combined to increase commissions from live racing by 50% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Net pari-mutuel commissions from host simulcasting increased by 250% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase is due to an increase in the number of race tracks and off-track wagering facilities receiving the Partnership's simulcast signal, in addition to the new host fee arrangement which became effective January 1, 1997 under the contract between the Partnership and the Texas Horsemen's Partnership, L.L.P. Overall, net pari-mutuel commissions for the three months ended increased by 40%, reflecting the increase in live race days along with the continued growth of host simulcasting handle.


          Food and beverage revenues for the three months ended March 31, 1997 were ahead of those of the comparable period of 1996 due to the increase in the number of live race days. Other revenues for the three months ended March 31, 1997 were below those of the comparable period of 1996 primarily due to a decrease in revenues from the sales of luxury suites and sponsorships during the current period.

          Income (Loss) from Operations. The income from operations for the three months ended March 31, 1997 of $153 versus a loss from operations for the three months ended March 31, 1996 of $733 is primarily due to the increase in revenues described above. This increase in revenues was partially offset by an increase in operating expenses due to the increase in the number of live race days.

          Net loss. Net loss reflects the loss from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes.

     LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1997, the Partnership had cash and cash equivalents of $2.2 million compared to $2.6 million at December 31, 1996. The decline in cash and cash equivalents is primarily attributable to a timing difference related to settlement of simulcasting activity. At March 31, 1997, the Partnership also had restricted cash of $3.0 million compared to $3.6 million at December 31, 1996. The decline in restricted cash is due to the annual payment of property taxes partially offset by an increase in amounts due to horsemen for purses, stakes and awards.

          See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

     PENDING LEGISLATION

          Certain legislation is pending in the 1997 session of the Texas State Legislature that could have a significant impact on the Partnership. The House of Representatives has passed a tax reform bill that, among other things, authorizes an increase in the state pari-mutuel wagering tax on simulcasting conducted at horse tracks in Texas to 2.2% from the 1%
currently being levied.   The version of the tax reform bill passed by the
Senate does not include the increase in pari-mutuel taxes. However, there can be no assurance that an increase in the pari-mutuel wagering tax will not be included in the final version of any bill agreed to by a conference committee.

          As discussed in the Partnership's Form 10-K (see Item 1. "Business - Racing Regulations"), a bill amending the Texas Racing Act to, among other things, permit "cross-species" simulcasting at Texas pari-mutuel facilities is also pending. This bill has now been passed by the House of Representatives. Currently, a similar bill is being discussed in a Senate committee. The Senate bill includes language that would raise taxes and fees paid by race tracks. While the impact of the bill cannot be determined with certainty, the Partnership believes this bill, if enacted in its present form, would have a negative overall impact on the Partnership's share of pari-mutuel wagering and commissions.

          The Partnership is actively opposing both bills; however, it is impossible to determine whether the measures will become law and if so, their final content. The 1997 Texas legislative session is scheduled to end on June 2, 1997. All legislation must be jointly approved by the House and the Senate and must be signed by the Governor in order to become law.

                        PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          The Partnership is involved in various claims, lawsuits and other proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Partnership's consolidated financial position, results of operations or liquidity.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

                    None.

          B.   REPORTS ON FORM 8-K:

                    None.
                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.




Date: May 15, 1997            By:    /S/  MICHAEL J. VITEK
                              ----------------------------------
                                       Michael J. Vitek
                                 Vice President of Accounting