Form 10-Q
period 1997-06-30
SAM HOUSTON RACE PARK LTD
filed 1997-08-13
CIK 911082

---------------




UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Registrant's telephone number, including area code: (281) 807-8700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /  /




---------------

                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheet at June 30, 1997 and
                 December 31, 1996                                       3
               Consolidated Statement of Operations for the three
                 and six months ended June 30, 1997 and 1996             4
               Consolidated Statement of Cash Flows for the
                 six months ended June 30, 1997 and 1996                 5
               Condensed Notes to Consolidated Financial Statements      6
     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        13
     Item 6.   Exhibits and Reports on Form 8-K                         13
     Signature                                                         S-1

                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                    June 30,  December 31,
                                                      1997        1996
                                                  ----------- ------------
                                                  (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                    $    3,111  $     2,634
     Restricted cash                                   2,468        3,559

     Accounts receivable, net of allowance for
doubtful accounts
          of $283 and $276, respectively                 227        1,031
     Prepaid expenses and other current assets           430          573
                                                  ----------- ------------
          Total current assets                         6,236        7,797
                                                  ----------- ------------

Property and equipment, net                           25,833       26,140
                                                  ----------- ------------
                                                  $   32,069  $    33,937
                                                  =========== ============

        LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
     Accounts payable                             $    1,198  $     1,545
     Property taxes payable                              606        1,194
     Other liabilities                                 1,082        1,363
     Amounts due to horsemen                           1,634        2,273
     Current portion of notes payable                     43           81
                                                  ----------- ------------
          Total current liabilities                    4,563        6,456
                                                  ----------- ------------

Long term liabilities:
     Notes payable                                    30,107       27,162
     Deferred management fees                          1,409          978
                                                  ----------- ------------

          Total liabilities                           36,079       34,596
                                                  ----------- ------------

Commitments and contingencies (Notes 1 and 6)
Partners' deficit                                     (4,010)        (659)
                                                  ----------- ------------
                                                  $    32,069 $     33,937
                                                  =========== ============

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------  -----------------
                                       1997       1996
                                                            1997   1996
                                     --------  --------- --------- -------

Revenues:
     Pari-mutuel commissions, net    $ 3,101   $  3,595  $  7,375  $ 6,570
     Food and beverage sales             696        996     1,587    1,632
     Admissions, parking and other       737      1,079     1,557    2,066
                                     --------  --------- --------- -------
                                       4,534      5,670    10,519   10,268
                                     --------  --------- --------- -------
Costs and expenses:
     Cost of pari-mutuel operations      378        475       862      840
     Cost of food and beverage           300        410       665      696
operations
     Other operating                     565        661     1,210    1,243
     Salaries and wages                1,778      2,200     4,006    4,139
     Management and other                606        523     1,224    1,056
professional fees
     Marketing and advertising           555        602       994    1,138
     Utilities                           266        327       557      651
     Property taxes                      231        316       565      633
     Depreciation and amortization       234        217       461      431
     General and administrative          196        252       397      487
                                     --------  --------- --------- -------
                                       5,109      5,983    10,941   11,314
                                     --------  --------- --------- -------


Loss before reorganization items and
other income (expense)                  (575)      (313)     (422)  (1,046)

Reorganization expenses                    -        (15)        -      (44)
                                     --------  --------- --------- -------

Loss from operations                    (575)      (328)     (422)  (1,090)

Other income (expense):
     Interest income                      67         52        97      103
     Interest expense                 (1,592)    (1,283)   (3,026)  (2,437)
                                     --------  --------- --------- -------
                                      (1,525)    (1,231)   (2,929)  (2,334)
                                     --------  --------- --------- -------



Net loss                             $(2,100)  $ (1,559) $ (3,351) $
                                                                   ((3,424)
                                     ========  ========= ========= =======

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                                         Six Months Ended
                                                             June 30,
                                                      -------------------
                                                         1997       1996
                                                      ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $  (3,351) $  (3,424)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization                     461        431
          Amortization of discounts on long-term
            debt                                            583        269
          Decrease in restricted cash                     1,091      1,243
          (Increase) decrease in accounts receivable        804        (84)
          (Increase) decrease in prepaid expenses
           and other                                        150       (170)
          Increase (decrease) in accounts payable          (347)       463
          Increase in deferred management fees              431        357
          Increase in accrued interest                    2,378      2,128
          Decrease in amounts due to horsemen              (639)      (936)
          Increase (decrease) in other liabilities         (869)        53
          Reorganization items:
               Decrease in accrued reorganization             -       (526)
              costs                                   ---------- ----------
               Net cash provided by (used for)              692       (196)
            operating activities                      ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to buildings and equipment                  (161)      (241)
                                                      ---------- ----------
               Net cash used for investing                 (161)      (241)
       activities                                     ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, net                         (54)       (41)
                                                      ---------- ----------
               Net cash used for financing                  (54)       (41)
       activities                                     ---------- ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            477       (478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,634      4,434
                                                      ---------- ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   3,111  $   3,956
                                                      ========== ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Reorganization items paid:
          Professional fees                           $       -  $     570

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1. BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS AND IMPACT OF RECENT LEGISLATION

     BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of June 30, 1997, wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 23.7% general partner interest (including a 22.7% interest by virtue of its ownership of 68.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest in the Partnership.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at June 30, 1997, the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996, and its consolidated cash flows for the six months ended June 30, 1997 and 1996.

     FUTURE CASH REQUIREMENTS AND IMPACT OF RECENT LEGISLATION

          Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the 11% Senior Secured Extendible Notes (the "Extendible Notes") in exchange for the 11-3/4% Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the foreseeable future. At June 30, 1997, the Partnership had cash and cash equivalents of $3,111 and a $1,700 line of credit which management believes will be adequate to fund the operating activities of the Partnership for at least the next year.

          Management is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional income. Also, in accordance with the strategy established during the reorganization of the Partnership, management undertook significant legislative efforts attempting to legalize additional forms of gaming at the Race Park in order to increase revenues. However, the Texas Legislature did not consider legislation permitting any other form of gaming at Class 1 horse racing facilities. Legislation authorizing additional forms of gaming cannot be presented until the Texas legislature convenes again. The next regular session is scheduled to begin in January of 1999. The Partnership has not decided on its future course of action with respect to legislative initiatives, and there can be no assurance that gaming legislation favorable to the Partnership will be enacted in the future.

          During the 1997 session of the Texas Legislature, the Texas Racing Act was amended to, among other things, increase the pari-mutuel wagering tax on guest simulcasting from 1% to 1.25%. The legislation also authorizes cross-breed simulcasting between horse tracks and greyhound tracks at Texas pari-mutuel facilities. These provisions become effective as of September 1, 1997. The Partnership estimates that, based on the current level of guest wagering, net pari-mutuel commissions will decrease by approximately $200 when the increased wagering tax becomes effective. While the net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that it may have a negative overall impact on the Partnership's share of pari-mutuel commissions generated from on-track wagering due to the presence of a greyhound track in the greater Houston market area that will now be able to directly compete with the Partnership for horse racing customers. Additionally, the legislation includes provisions to increase the purse allocation from guest simulcasting and to eliminate the pari-mutuel wagering tax on the first $100,000 wagered on live racing. These provisions are not effective until January 1, 1999. The Partnership estimates that when these additional provisions become effective, the Partnership's net pari-mutuel commissions will decrease by approximately $1,000 annually based on current levels of wagering.

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

2.        RESTRICTED CASH

          The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at June 30, 1997 and December 31, 1996, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

          A summary of the pari-mutuel operations for the three and six months ended June 30, 1997 and 1996 is as follows:


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  -------------------  ------------------
                                     1997       1996      1997      1996
                                  ---------  --------- --------- ---------
Number of live race days                 20         38        78
                                                                        64

Live handle                       $   3,372  $   7,968 $  11,161 $  13,327
Guest simulcasting handle            25,469     22,816    47,216    44,418
Host simulcasting handle             22,240     38,381    91,315    59,528
                                  ---------  --------- --------- ---------
                                  $  51,081  $  69,165 $ 149,692 $ 117,273
                                  ---------  --------- --------- ---------

Net commissions from live racing  $     398  $     945 $   1,324 $   1,581
Net commissions from guest            2,253      2,045     4,186     4,054
simulcasting
Net commissions from host               450        605     1,865       935
simulcasting                      ---------  --------- --------- ---------
                                  $   3,101  $   3,595 $   7,375 $   6,570
                                  ---------  --------- --------- ---------


4.        NOTES PAYABLE

          Notes payable consist of the following:

                                                 June 30,  December 31,
                                                   1997        1996
                                               ---------   ------------
                                               (Unaudited)

11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $15,719 in 1997 and $16,302
in 1996)                                       $   28,667  $    25,770
Accrued interest to be paid in-kind                 1,221        1,157
                                               ----------- ------------
                                                   29,888       26,927
Unsecured promissory notes                            216          240
Equipment leases                                       23           53
Payable to Limited Partners                            23           23
                                               ----------- ------------
          Total                                    30,150       27,243
Less current portion                                  (43)         (81)
                                               ----------- ------------
                                               $   30,107  $    27,162
                                               =========== ============


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




      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS OF DOLLARS)

5.        RELATED PARTY TRANSACTIONS

          Management and other professional fees include $188 for the three months ended June 30, 1997 and 1996, respectively, and $375 for the six months ended June 30, 1997 and 1996, respectively, in management fees due to the Managing General Partner. Payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

          The Partnership incurred service fees and related costs of $121 and $167 for the three months ended June 30, 1997 and 1996, respectively, and $252 and $345 for the six months ended June 30, 1997 and 1996, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $74 and $30 during the three months ended June 30, 1997 and 1996, respectively, and $157 and $68 for the six months ended June 30, 1997 and 1996, respectively, for legal and other consulting services performed by other affiliates.

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

          This section contains statements which constitute "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Partnership's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     RESULTS OF OPERATIONS

     Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year.

          The following table presents selected attendance and wagering information for the three and six months ended June 30, 1997 and 1996:


                                      Three Months Ended   Six Months Ended
                                          June 30,
                                                              June 30
                                   ---------------------  -----------------

                                      1997        1996
                                                            1997
                                                                     1996
                                   ----------  ---------- -------- --------

Number of live race days                   20          38       78      64
Number of simulcast only days              71          53      103     117

Average daily attendance - live
race days                               3,835       3,829    2,838   3,653
Average daily attendance -
simulcast days                            830         720      716     753

Average live and guest per capita
gross wager - live race days       $      140  $      143 $    164 $   146

Average guest per capita gross
wager - simulcast days                    307         260      300     257

       (Amounts in millions)
Live handle                        $      3.4  $      7.9 $   11.2 $  13.3

Guest simulcasting handle                25.5        22.8     47.2    44.4
Host simulcasting handle                 22.2        38.4     91.3    59.5
                                   ----------  ---------- -------- --------
                                   $     51.1  $     69.2 $  149.7 $  117.3
                                   ==========  ========== ======== ========

Net commissions from live racing   $       .4  $       .9 $    1.3 $   1.6
Net commissions from guest                2.3         2.1      4.2     4.1
simulcasting
Net commissions from host                  .4          .6      1.9      .9
simulcasting                       ----------  ---------- -------- --------
Total net pari-mutuel commissions  $      3.1  $      3.6 $    7.4 $   6.6
                                   ==========  ========== ======== =======


               Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated on live races and simulcast races as both a guest and host track. Net pari-mutuel commissions from live racing and host simulcasting decreased during the three months ended June 30, 1997 compared to the three months ended June 30, 1996 principally due to the decrease in the number of live race days. Although the live and guest per capita wager on live race days for the six months ended June 30, 1997 increased by 12% compared to the six month ended June 30, 1996, net pari-mutuel commissions from live racing decreased during the during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This decrease is primarily due to a lower average daily attendance and a decrease in the live per capita wager on live race days. This overall decrease in attendance for the six month period was partially due to unusually heavy rainfall during the first four months of 1997, which negatively impacted attendance on live race days. Net pari-mutuel commissions from host simulcasting increased by 111% due to a number of factors, including an increase in the number of live race days during the six month period, an increase in the number of race tracks and off-track wagering facilities receiving the Partnership's simulcast signal, as well as the new host fee arrangement which became effective January 1, 1997 under the contract between the Partnership and the recognized horsemen's organization. Overall, total net pari-mutuel commissions for the three months ended June 30, 1997 decreased by 14% due to the decrease in the number of live race days. Total net pari-mutuel commissions for the six months ended June 30, 1997 increased by 12% due to the increase in the number of live race days and the growth of host simulcasting handle.

          Food and beverage and other revenues for the three months ended June 30, 1997 decreased from those of the comparable period of 1996 due to the decrease in the number of live race days. Food and beverage and other revenues for the six months ended June 30, 1997 decreased slightly from the comparable period of 1996 primarily due to an overall decrease in attendance for the six month period. Other revenues also decreased for the six month period due to a decrease in revenues from the sales of luxury suites and sponsorships.

          Loss from Operations. The loss from operations for the three months ended June 30, 1997 increased compared to the three months ended June 30, 1996 primarily due to a decrease in revenue, partially offset by a decrease in operating expenses, both of which are associated with a decreased number of live race days. The loss from operations for the six months ended June 30, 1997 was an improvement from that of the comparable period of 1996 due to an increase in revenues, primarily from net pari-mutuel commissions discussed above, combined with a decrease in costs and expenses as management continued to focus on reducing expenditures associated with operating the Race Park. Management and other professional fees for the three and six months ended June 30, 1997 were above those of the comparable period of 1996 due to the costs associated with the legislative efforts discussed below and in Note 1 to the Consolidated Financial Statements.

          Net loss. Net loss reflects the loss from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes.

     LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997, the Partnership had cash and cash equivalents of $3.1 million compared to $2.6 million at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to the collection of simulcast receivables from other racetracks related to host simulcasting. At June 30, 1997, the Partnership also had restricted cash of $2.5 million compared to $3.6 million at December 31, 1996. The decline in restricted cash is due to the annual payment of property taxes in the first quarter along with the payment of amounts due to horsemen for purses, stakes and awards related to the spring thoroughbred meet.

          See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

     LEGISLATIVE RESULTS

          During the 1997 legislative session, the Texas Racing Act was amended to, among other things, change the structure of the Texas Racing Commission (the "TRC"), increase the regulatory and enforcement powers of the TRC and increase the pari-mutuel wagering tax on guest simulcasting from 1% to 1.25%. The Partnership estimates that when the increased wagering tax on guest simulcasting becomes effective on September 1, 1997, net pari-mutuel commissions will decrease by approximately $200,000 per year based on the current level of guest wagering. The legislation also includes provisions to increase the purse allocation from guest simulcasting and to eliminate the pari-mutuel wagering tax on the first $100 million wagered on live racing. These provisions are effective as of January 1, 1999. The Partnership estimates that when all of the provisions listed above become effective, the Partnership's net pari-mutuel commissions will decrease by approximately $1 million annually based on current levels of wagering.

          Additionally, the bill authorizes cross-breed simulcasting at Texas pari-mutuel facilities, which will allow greyhound tracks to display and accept wagers on races at horse tracks and horse tracks to display and accept wagers on races at greyhound tracks. This provision is effective as of September 1, 1997. While the net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that it may have a negative overall impact on the Partnership's share of pari-mutuel commissions generated from on-track wagering due to the presence of a greyhound track in the greater Houston market area that will now be able to directly compete with the Partnership for horse racing customers.

          During the Texas legislative session, legislation was introduced in the House and Senate that would have allowed card games (i.e. poker and blackjack) at Class 1 horse racing facilities. This legislation was supported by the Partnership; however, neither this legislation nor any other gaming legislation had the widespread support of the pari-mutuel horse racing industry. While the Partnership undertook a significant lobbying effort, the legislation did not receive a committee hearing. Moreover, the Texas Legislature did not consider legislation permitting any other form of gaming at Class 1 horse racing facilities. Legislation authorizing additional forms of gaming cannot be presented until the Texas legislature convenes again. The next regular session is scheduled to begin in January of 1999. The Partnership has not decided on its future course of action with respect to legislative initiatives and there can be no assurance that gaming legislation will be enacted in the future or, if gaming legislation is enacted that it will be favorable to the Partnership.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

          10.1 Amendment to Agreement dated December 30, 1993 between the Partnership and International Sound Corporation.

          B.   REPORTS ON FORM 8-K:

                    The Partnership filed a current report on Form 8-K dated June 26, 1997, describing under Item 5. the results of the 1997 Texas legislative session.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.




Date: August 11, 1997         By: ------------------------------
                                       Michael J. Vitek
                                 Vice President of Accounting

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.




Date: August 11, 1997         By:    /S/  MICHAEL J. VITEK
                              ----------------------------------
                                       Michael J. Vitek
                                 Vice President of Accounting