Form 10-Q
period 1997-09-30
SAM HOUSTON RACE PARK LTD
filed 1997-11-14
CIK 911082

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                              ---------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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




---------------



                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

  Item 1.   Financial Statements
Consolidated Balance Sheets at September 30, 1997 and December 31, 1996 3 Consolidated Statements of Operations for the three and nine months
            ended September 30, 1997 and 1996                             4
Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996                                   5
Condensed Notes to Consolidated Financial Statements                      6
  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10

PART II. - OTHER INFORMATION

  Item 1.   Legal Proceedings                                            14
  Item 6.   Exhibits and Reports on Form 8-K                             14
  Signature                                                             S-1



                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                 September    December
                                                    30,         31,
                                                    1997        1996
                                                 ----------  ----------
                                                (Unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                     $    2,665  $    2,634
  Restricted cash                                    2,969       3,559
     Accounts receivable, net of allowance for
doubtful accounts of $286 and $276,
respectively                                           586       1,031
  Prepaid expenses and other current assets            436         573
                                                ----------  ----------
   Total current assets                              6,656       7,797
                                                ----------  ----------

Property and equipment, net                         25,672      26,140
                                                ----------  ----------
                                                $   32,328  $   33,937
                                                ==========  ==========

       LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
  Accounts payable                              $    1,400  $    1,545
  Property taxes payable                               906       1,194
  Other liabilities                                  1,164       1,363
  Amounts due to horsemen                            1,961       2,273
  Current portion of notes payable                      21          81
                                                ----------  ----------
   Total current liabilities                         5,452       6,456
                                                ----------  ----------

Long term liabilities:
  Notes payable                                     31,665      27,162
  Deferred management fees                           1,632         978
                                                ----------  ----------

   Total liabilities                                38,749      34,596
                                                ----------  ----------

Commitments and contingencies (Notes 1 and 6)

Partners' deficit                                   (6,421)       (659)
                                                ----------  ----------
                                                $   32,328  $    33,937
                                                ==========  ==========

The accompanying condensed notes are an intergral part of these financial statements.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


                                        Three Months       Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                     -----------------  -----------------
                                       1997      1996       1997 1996
                                     --------  -------- -------- --------
Revenues:
  Pari-mutuel commissions, net       $ 3,045   $ 2,844  $10,420  $ 9,414
  Food and beverage sales              1,041       916    2,628    2,548
  Admissions, parking and other        1,021     1,058    2,578    3,124
                                     --------  -------- -------- --------
                                       5,107     4,818   15,626   15,086
                                     --------  -------- -------- --------
Costs and expenses:
  Cost of pari-mutuel operations         525       469    1,387    1,309
  Cost of food and beverage              483       422    1,148    1,118
     operations
  Other operating                        598       647    1,808    1,890
  Salaries and wages                   2,261     2,173    6,267    6,312
  Management and other                   518       511    1,742    1,567
professional fees
  Marketing and advertising              519       495    1,513    1,633
  Utilities                              313       341      870      992
  Property taxes                         323       316      888      949
  Depreciation and amortization          228       226      689      657
  General and administrative             193       234      590      721
                                     --------  -------- -------- --------
                                       5,961     5,834   16,902   17,148
                                     --------  -------- -------- --------

  Loss before reorganization items
and other income (expense)              (854)   (1,016)  (1,276)  (2,062)

Reorganization expenses                     -      (41)        -     (85)
                                     --------  -------- -------- --------

Loss from operations                    (854)   (1,057)  (1,276)  (2,147)

Other income (expense):
  Interest income                         41        61      138      164
  Interest expense                    (1,598)   (1,286)  (4,624)  (3,723)
                                     --------  -------- -------- --------
                                      (1,557)   (1,225)  (4,486)  (3,559)
                                     --------  -------- -------- --------

Net loss                             $(2,411)  $(2,282) $(5,762) $(5,706)
                                     ========  ======== ======== ========

The accompanying condensed notes are an intergral part of these financial statements.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)

                                                   Nine Months Ended
                                                     September 30,
                                                  --------------
                                                     1997      1996
                                                  --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (5,762) $ (5,706)
  Adjustments to reconcile net loss to net cash
used for operating activities:
   Depreciation and amortization                       689       657
   Amortization of discounts on long-term debt       1,166       436
   Decrease in restricted cash                         590       748
   Decrease in accounts receivable                     445       326
   (Increase) decrease in prepaid expenses and         166      (543)
other
   Increase (decrease) in accounts payable            (145)       71
   Increase in deferred management fees                654       559
   Increase in accrued interest                       3,351    3,226
   Decrease in amounts due to horsemen                (312)     (504)
   Increase (decrease) in other liabilities           (487)      205
   Reorganization items:
     Decrease in accrued reorganization costs            -      (526)
                                                  --------- ---------
     Net cash provided by (used for) operating         355    (1,051)
activities                                        --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to buildings and equipment                (250)     (402)
                                                  --------- ---------
     Net cash used for investing activities           (250)     (402)
                                                  --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable, net                       (74)      (62)
                                                  --------- ---------
     Net cash used for financing activities            (74)      (62)
                                                  --------- ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        31    (1,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,634     4,434
                                                  --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  2,665  $  2,919
                                                  ========= =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Reorganization items paid:
   Professional fees                              $       - $    611

The accompanying condensed notes are an integral part of these financial statements.
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1. BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS AND IMPACT OF RECENT LEGISLATION

  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of September 30, 1997, wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 23.7% general partner interest (including a 22.7% interest by virtue of its ownership of 68.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest in the Partnership.

   The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at September 30, 1997, the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996, and its consolidated cash flows for the nine months ended September 30, 1997 and 1996.

  FUTURE CASH REQUIREMENTS AND IMPACT OF RECENT LEGISLATION

   Although the Partnership has sustained substantial operating losses since it began operations in April 1994, the reorganization of the Partnership's principal indebtedness resulting in the issuance of the 11% Senior Secured Extendible Notes (the "Extendible Notes") in exchange for the 11-3/4% Senior Secured Notes (the "Original Notes") significantly improved the Partnership's liquidity by providing for the deferral of cash interest payments until certain conditions are met. Additionally, the payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash. The Partnership continues to project a loss from operations for the foreseeable future. At September 30, 1997, the Partnership had cash and cash equivalents of $2,665 and a $1,700 line of credit which management believes will be adequate to fund the operating activities of the Partnership for at least the next year.

   Management is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional income. Also, in accordance with the strategy established during the reorganization of the Partnership, management undertook significant legislative efforts attempting to legalize additional forms of gaming at the Race Park in order to increase revenues. However, the 1997 Texas Legislature did not consider legislation permitting any additional form of gaming at Class 1 horse racing facilities. Legislation authorizing additional forms of gaming cannot be presented until the Texas legislature convenes again in January of 1999. The Partnership has not decided on its future course of action with respect to legislative initiatives, and there can be no assurance that gaming legislation favorable to the Partnership will be enacted in the future.

   During the 1997 session of the Texas Legislature, the Texas Racing Act was amended to, among other things, increase the pari-mutuel wagering tax on guest simulcasting from 1% to 1.25%. The legislation also authorized cross-breed simulcasting between horse tracks and greyhound tracks at Texas pari-mutuel facilities. These provisions became effective on September 1, 1997. The Partnership estimates that the increased wagering tax on guest simulcasting will decrease net pari-mutuel commissions by approximately $200 per year based on the current level of guest wagering. While the long-term net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that it may have a negative overall impact on the Partnership's share of pari-mutuel commissions generated from on-track wagering due to the presence of a greyhound track in the greater Houston market area that will now be able to directly compete with the Partnership for horse racing customers. Additionally, the legislation includes provisions to increase the purse allocation from guest simulcasting and to eliminate the pari-mutuel wagering tax on the first $100,000 wagered on live racing. These provisions are not effective until January 1, 1999. The Partnership estimates that when these additional provisions become effective, the Partnership's net pari-mutuel commissions will decrease by approximately $1,000 annually based on current levels of wagering.

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

2.   RESTRICTED CASH

   The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at September 30, 1997 and December 31, 1996, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

   A summary of the pari-mutuel operations for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                   Three Months       Nine Months
                                      Ended               Ended
                                  September 30,      September 30,
                                -----------------  -----------------
                                  1997      1996     1997     1996
                                --------  -------- -------- --------
Number of live race days             47         38     125
                                              102

Live handle                     $ 5,938   $  5,200 $17,099  $ 18,528
Guest simulcasting handle        23,035     22,267  70,251    66,684
Host simulcasting handle         14,577      8,022 105,914    67,685
                                --------  -------- -------- --------
                                $43,550   $ 35,489 $193,264  $152,897
                                ========  ======== ======== ========

Net commissions from live       $   696   $    609 $ 2,020  $  2,190
racing
Net commissions from guest        2,072      2,085   6,277     6,140
simulcasting
Net commissions from host           277        150   2,123     1,084
simulcasting                    --------  -------- -------- --------
                                $ 3,045   $  2,844 $10,420  $  9,414
                                ========  ======== ======== ========

4.   NOTES PAYABLE

   Notes payable consist of the following:

                                              September    December
                                                 30,         31,
                                                 1997        1996
                                             ----------- -----------
                                             (Unaudited)
  11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $15,383 in 1997 and $16,549 in
1996)                                        $   29,003  $   25,770
Accrued interest to be paid in-kind               2,441       1,157
                                             ----------- -----------
                                                 31,444      26,927
Unsecured promissory notes                          208         240
Equipment leases                                     11          53
Payable to Limited Partners                          23          23
                                             ----------- -----------
  Total                                          31,686      27,243
Less current portion                                (21)        (81)
                                             ----------- -----------
                                             $   31,665  $   27,162
                                             =========== ===========

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

5.   RELATED PARTY TRANSACTIONS

   Management and other professional fees include $188 for the three months ended September 30, 1997 and 1996, respectively, and $563 for the nine months ended September 30, 1997 and 1996, respectively, in management fees due to the Managing General Partner. Payment of management fees is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

   The Partnership incurred service fees and related costs of $92 and $159 for the three months ended September 30, 1997 and 1996, respectively, and $343 and $504 for the nine months ended September 30, 1997 and 1996, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $12 and $32 during the three months ended September 30, 1997 and 1996, respectively, and $147 and $100 for the nine months ended September 30, 1997 and 1996, respectively, for legal and other consulting services performed by other affiliates.

6.   CONTINGENCIES

   The Partnership is involved in claims and litigation arising in the ordinary course of business. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Partnership's consolidated financial position, results of operations or liquidity.

   Also, see Note 1 for a discussion of the future cash requirements of the Partnership.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

   The following should be read in conjunction with the unaudited consolidated financial statements contained elsewhere herein and in the Form 10-K. Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K.

   This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act  of  1995.    Such  statements can be identified by the use of forward-
looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Partnership's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

  RESULTS OF OPERATIONS

   Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year.

   The following table presents selected attendance and wagering information for the three and nine months ended September 30, 1997 and 1996:

                                   Three Months       Nine Months
                                      Ended               Ended
                                  September 30,       September 30,
                                -----------------   -----------------
                                  1997     1996       1997     1996
                                -------- --------  --------  --------
Number of live race days             47        38       125       102
Number of simulcast only days        45        54       148       172

Average daily attendance - live   3,666     3,972     3,149     3,772
race days
Average daily attendance -          574       678       669       725
simulcast days
  Average live and guest per
capita gross wager - live
race days                       $   124  $    118  $    147  $    138
  Average guest per capita gross
wager - simulcast days              299       265       300       257

     (Amounts in thousands)
Live handle                     $ 5,938  $  5,200  $ 17,099  $ 18,528
Guest simulcasting handle        23,035    22,267    70,251    66,684
Host simulcasting handle         14,577     8,022   105,914    67,685
                                -------- --------  --------  --------
                                $43,550  $ 35,489  $193,264  $152,897
                                ======== ========  ========  ========

Net commissions from live       $   696  $    609  $  2,020  $  2,190
racing
Net commissions from guest        2,072     2,085     6,277     6,140
simulcasting
Net commissions from host           277       150     2,123     1,084
simulcasting                    -------- --------  --------  --------
Total net pari-mutuel           $ 3,045  $  2,844  $ 10,420  $  9,414
commissions                     ======== ========  ========  ========

   Revenues.    The Partnership's principal source of revenue is from pari-
mutuel commissions generated on live races and simulcast races as both a guest and host track. The increase in the number of live race days during the three months ended September 30, 1997 resulted in an increase in live handle and commissions and host simulcasting handle and commissions compared to the three months ended September 30, 1996. The average daily attendance on live race days decreased during the three month period compared to the same three month period in 1996. The 1997 results include live racing on Thursdays through Sundays, whereas the 1996 results include live racing on Friday through Sunday only. Live racing on Thursdays
generates lower average daily attendance than weekend race days.   In
addition, net pari-mutuel commissions from host simulcasting increased due to an increase in the number of race tracks and off-track wagering facilities receiving the Partnership's Quarter Horse simulcast signal and the new host fee arrangement which became effective January 1, 1997 under the contract between the Partnership and the recognized horsemen's organization. Although guest simulcasting handle increased slightly during the three months ended September 30, 1997 compared to the three months ended September 30, 1996, net pari-mutuel commissions decreased slightly as a percentage of guest handle due to an increase in the allocation to purses held for future winning horsemen in accordance with the contract between the Partnership and the recognized horsemen's organization which became effective on January 1, 1997 and an increase in the pari-mutuel wagering tax from 1% to 1.25% which became effective September 1, 1997.

   During the nine months ended September 30, 1997, net pari-mutuel commissions from live racing decreased compared to the nine months ended September 30, 1996 primarily due to lower average daily attendance and a decrease in the live per capita wager on live race days. The decrease in average daily attendance was partially due to unusually heavy rainfall during the spring Thoroughbred meet, which negatively impacted attendance on live race days and the addition of Wednesday racing during the spring Thoroughbred meet and Thursday racing during the summer Quarter Horse meet, both of which generate lower average daily attendance than weekend race days. Net pari-mutuel commissions from host simulcasting increased by 91% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to a number of factors, including an increase in the number of live race days during the nine month period, an increase in the number of race tracks and off-track facilities receiving the Partnership's simulcast signal and the new host fee arrangement explained above. Net pari-mutuel commissions from guest simulcasting increased in total for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996, however, net pari-mutuel commissions from guest simulcasting as a percentage of guest handle decreased slightly due to the increase in the allocation to purses discussed above and the increase in the pari-mutuel wagering tax.

   Food and beverage revenues increased during the three and nine months ended September 30, 1997 compared to the same periods of 1996 due to an increase in the number of live race days. Other revenues for the three months ended September 30, 1997 were comparable to those for the three months ended September 30, 1996. Other revenues for the nine months ended September 30, 1997 decreased from those of the comparable period as revenues from additional race days were offset by a decrease in revenues from the sales of luxury suites and sponsorships.

   Loss from Operations. The loss from operations for the three and nine months ended September 30, 1997 was an improvement from that of the comparable periods of 1996 due to an increase in revenues, primarily from
net pari-mutuel commissions discussed above.   Costs and expenses for the
three months ended September 30, 1997 increased from those of the comparable period in 1996 due to the nine additional race days during the period. Costs and expenses for the nine month period decreased as management continued to focus on reducing expenditures associated with operating the Race Park. Management and other professional fees for the nine months ended September 30, 1997 were above those of the comparable period of 1996 due to the costs associated with the legislative efforts discussed below and in Note 1 to the Consolidated Financial Statements.

   Net loss. Net loss reflects the loss from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three and nine month periods ended September 30, 1997 as compared to the prior periods due to the continuing increase in the balance of Entendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

  LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1997, the Partnership had cash and cash equivalents of $2.7 million compared to $2.6 million at December 31, 1996. At September 30, 1997, the Partnership also had restricted cash of $3.0 million compared to $3.6 million at December 31, 1996. The decline in restricted cash is due to the annual payment of property taxes in the first quarter along with the payment of amounts due to horsemen for purses, stakes and awards related to the spring thoroughbred meet and summer quarter horse meet. The balance of Extendible Notes has increased during the nine months ended September 30, 1997 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

   See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

  LEGISLATIVE RESULTS

   During the 1997 legislative session, the Texas Racing Act was amended to, among other things, change the structure of the Texas Racing Commission (the "TRC"), increase the regulatory and enforcement powers of the TRC and increase the pari-mutuel wagering tax on guest simulcasting from 1% to 1.25%. The Partnership estimates that the increased wagering tax on guest simulcasting which became effective on September 1, 1997, will decrease net pari-mutuel commissions by approximately $200,000 per year based on the current level of guest wagering. The legislation also included provisions to increase the purse allocation from guest simulcasting and to eliminate the pari-mutuel wagering tax on the first $100 million wagered on live racing. These provisions are effective as of January 1, 1999. The Partnership estimates that when all of the provisions listed above become effective, the Partnership's net pari-mutuel commissions will decrease by approximately $1 million annually based on current levels of wagering.

   Additionally, the bill authorized cross-breed simulcasting at Texas pari-mutuel facilities, which will allow greyhound tracks to display and accept wagers on races at horse tracks and horse tracks to display and accept wagers on races at greyhound tracks. This provision became effective on September 1, 1997 and the greyhound track located in the greater Houston market area began displaying and accepting wagers on horse races.
Management  is  currently  evaluating  the  economic  impact  of  providing broadcasts of live racing conducted at the Race Park to one or more in-state greyhound tracks. While the long-term net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that it may have a negative overall impact on the Partnership's share of pari-mutuel commissions generated from on-track wagering as the greyhound track in the greater Houston market area will now be able to directly compete with the Partnership for horse racing customers. Under the commission sharing agreement stipulated in the Texas Racing Act, the Race Park receives a fee of 1.5% of handle on horse races accepted at the greyhound track. Management is continuing to undertake efforts to negotiate a more favorable commission sharing agreement with the greyhound track. In addition, the Race Park has initiated a lawsuit in federal court, as described in Part II., Item 1., "Legal Proceedings" attempting to prevent implementation of these cross-breed simulcasting provisions. To date, the Race Park has not begun simulcasting greyhound races pending the results of an appeal of the federal lawsuit and continuing negotiations with the greyhound track.

   During the 1997 Texas legislative session, legislation was introduced in the House and Senate that would have allowed card games (i.e. poker and blackjack) at Class 1 horse racing facilities. This legislation was supported by the Partnership; however, neither this legislation nor any other gaming legislation had the widespread support of the pari-mutuel horse racing industry. While the Partnership undertook a significant lobbying effort, the legislation did not receive a committee hearing. Moreover, the Texas Legislature did not consider legislation permitting any other form of gaming at Class 1 horse racing facilities. Legislation authorizing additional forms of gaming cannot be presented until the Texas legislature convenes again in January of 1999. The Partnership has not decided on its future course of action with respect to legislative initiatives, and there can be no assurance that gaming legislation will be enacted in the future or, if gaming legislation is enacted, that it will be favorable to the Partnership.



                        PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   On August 19, 1997, the Partnership filed an action, entitled Sam Houston Race Park, Ltd. v. Dan Morales, et al., Civil Action No. H-97-2817, seeking a declaratory judgment against the Texas Racing Commission in the United States District Court for the Southern District of Texas, Houston Division. This lawsuit asserts that the Federal Interstate Horse Racing Act preempts the cross-breed simulcasting provisions included in the amendments to the Texas Racing Act recently enacted by the Texas Legislature. The Partnership requested a preliminary injunction to prevent the greyhound track in the greater Houston market area from displaying and accepting wagers on horse races. This request was denied by the court. On October 10, 1997, the Partnership filed its notice of appeal of the denial with the United States Court of Appeals for the Fifth Circuit.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   A. EXHIBITS:

      10.1 Totalisator Services Agreement dated September 8, 1997 between the Partnership and Autotote Systems, Inc.

   B. REPORTS ON FORM 8-K:

      None.



                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                  SAM HOUSTON RACE PARK, LTD.




Date: November 13, 1997       By:    /S/  MICHAEL J. VITEK
                              ----------------------------------
                                       Michael J. Vitek
                                 Vice President of Accounting