Form 10-K/A
period 1997-12-31
SAM HOUSTON RACE PARK LTD
filed 1998-03-31
CIK 911082

---------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

---------------


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED          COMMISSION FILE
NUMBER 33-67738
DECEMBER 31, 1997


SAM HOUSTON RACE PARK, LTD.
(Exact name of Registrant as Specified in its Charter)

TEXAS                              (Address of Principal
(State or other jurisdiction       Executive Offices)
of incorporation or
organization)                      76-0313877
                                   (I.R.S. Employer
ONE SAM HOUSTON PLACE              Identification Number)
7575 NORTH SAM HOUSTON PARKWAY
WEST                               77064
HOUSTON, TEXAS                     (Zip Code)



Registrant's telephone number, including area code: (281)
807-8700

---------------



Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

---------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No /  /


---------------


PART IITEM 1.  BUSINESSGeneral
          Sam Houston Race Park, Ltd., a Texas limited partnership (the "Partnership"), owns and operates Sam Houston Race Park, a Class 1 horse racing facility located within the greater Houston metropolitan area (the "Race Park"). The Race Park offers pari-mutuel wagering on live thoroughbred and quarter horse racing and on horse races simulcast from other racetracks. The managing general partner of the

Partnership is SHRP General
Partner, Inc. (the "Managing General
Partner"), a wholly owned subsidiary of
MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc.
(the "Additional General Partner") and limited partner interests.
As of March 1, 1998, various wholly owned subsidiaries of MAXXAM held an aggregate of 90.5% of the equity in the Partnership and 74.2% of the Partnership's 11% Senior Secured Extendible Notes (the
"Extendible Notes").

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in the sections to this Item entitled "Sources of Revenue-Simulcasting," "-Marketing and Business
Development," "-Competition" and "-Regulation and Taxation-Regulations on Simulcasting" and "-Taxation."
These statements also appear in a number of other places (see
Item 3.  "Legal Proceedings," Item 5.
"Stockholder Matters" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and "-Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will,"
"should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors.
These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Industry Overview             Pari-mutuel wagering is pooled
wagering, under which bettors wager against each other, not the racetrack. Wagering pools are regular wagering pools, multiple two wagering pools and multiple three or more wagering pools. Examples of regular wagers include win (a wager on a specific horse to finish first), place (a wager on a specific horse to finish first or second) and show (a wager on a specific horse to finish first, second or third). Examples of multiple two wagers include daily double (a wager in which the bettor selects the horses that will win two separate races), quinella (a wager in which the bettor selects the horses that will finish first and second, in any order) and exacta (a wager in which the bettor selects the horses that will finish first and second, in the correct order). Examples of multiple three or more wagers include trifecta (a wager in which the bettor selects the horses that will finish first, second and third, in order), superfecta (a wager in which the bettor selects the horses that will finish first, second, third and fourth, in order), and the pick three (a wager in which the bettor selects the winner of three consecutive races). A computerized totalisator system is used to total the amounts wagered and calculate the payouts for each pool based on the amounts wagered on various horses and on the possible outcomes.

          Pari-mutuel wagering is conducted in a majority of states in the United States, all provinces in Canada and approximately 100 other countries throughout the world. The industry includes racetracks which conduct thoroughbred, quarter horse, harness and greyhound racing and off-track wagering facilities which receive simulcast broadcasts from various racetracks but do not conduct live racing.
Off-track wagering is regulated by the individual states in the United States and is not legal in all states, including Texas. Simulcasting is the process by which live races held at one racing facility are broadcast simultaneously to other locations at which additional wagers may be placed on the race being broadcast.
Guest simulcasting is the process whereby the Race Park receives broadcasts from other racetracks. Host simulcasting is the process whereby other racetracks receive broadcasts from the Race Park. Simulcasting is regulated by individual states in the United States and is not currently authorized in all states.

          For every dollar wagered at the Race Park, a percentage, as defined by state law, is returned to the winning bettors, and the remaining percentage, referred to as the "takeout," is collected by the racetrack. As discussed in more detail below, a percentage of the takeout is reserved for purses to be paid to the owners of future winning horses, as fees and taxes to the state of Texas and as contributions to organizations whose purpose is the furtherance of horse breeding in Texas. The takeout remaining after these deductions is retained by the racetrack and constitutes the racetrack's primary source of revenue. The
Partnership's Consolidated Financial Statements and Notes thereto appearing in Item 8 contain additional information regarding the Partnership's revenues and costs of pari-mutuel operations.

          Over the past several years, attendance for live racing at United States racetracks has generally declined. Prior to the inception of simulcast wagering and off-track wagering facilities, a decrease in attendance for live racing directly resulted in lower revenues and purses at that racetrack.
With the development of new wagering formats, such as the importing and exporting of simulcast signals, wagering at off-track facilities and telephone wagering, additional contributions to the purse funds held for the owners of future winning horses have enabled racetracks to maintain or increase the level of commissions earned and purses paid. This increase in purses paid has enabled many racetracks to expand their host simulcast network, thereby increasing host commissions earned.
As reported in The Jockey Club 1997 Fact
Book, pari-mutuel handle on thoroughbred races increased from $10.4 billion for 1995 to $11.6 billion for 1996, although only 25.3% of the 1996 handle amount came from wagering at the racetrack hosting the live performance. In addition, many racetracks have begun offering alternative forms of gaming, such as slot machines and video lottery machines, due to recent changes in certain state laws. Additional revenues generated from these machines have generally resulted in higher revenues and purses for the racetracks that are able to offer these alternative gaming opportunities. Currently, none of these alternative gaming opportunities are legal in Texas.

Racing Schedules         The Race Park currently conducts live
thoroughbred or quarter horse racing
three, four or five days a week during meets and simulcasting seven days a week. The Texas Racing Commission
(the "Racing Commission") must approve the number of live race days that may be offered at the Race Park each year. The number and scheduling of race days at the Race Park will depend upon a number of factors, including scheduling of live race days at other Texas Class 1 horse racing facilities. Under the Rules of Racing for the state of Texas (the "Rules of Racing"), Class 1 racetracks may not have overlapping live race schedules for the same breed of horse with other Class 1 racetracks unless each track with overlapping schedules consents. The Racing Commission has licensed two other Class 1 horse racetracks: Retama Park
("Retama") near San Antonio, which opened on April 7, 1995, and Lone Star Park at Grand Prairie ("Lone Star") near Dallas, which opened on April 18, 1997.

          The Race Park conducted 143 days of live racing during 1997, consisting of 96 days of thoroughbred racing and 47 days of quarter horse racing. For the 1998 calendar year, the Race Park has obtained approval to conduct live racing on 118 days consisting of (i) 49 days of thoroughbred racing beginning on January 1, 1998 and concluding on April 5, 1998,
(ii) 34 days of quarter horse racing beginning on July 3, 1998 and concluding on September 13, 1998 and (iii) 35 days of thoroughbred racing beginning on October 22, 1998 and concluding on December 27, 1998. The Race Park has not yet determined what race dates it will request in 1999 and years thereafter. The Race Park also expects to continue offering simulcast wagering 364 days a year.

Sources of RevenueWagering on Live Races          The Texas
Racing Act (the "Racing Act") provides for the
takeout percentage on live races
depending on the type of wager.
The total takeouts are approximately 18%,
21% and 25% from regular wagering pools, multiple two wagering pools and multiple three or more wagering pools, respectively. The Racing Act also provides that a minimum of 7% of all live regular wagering pools and live multiple two wagering pools and a minimum of 8.5% of all live multiple three wagering pools be reserved for purses to be paid to the owners of future winning horses. Furthermore, through December 31,
1998, the state of Texas receives 1% of the first $100 million wagered on live racing at each racetrack each year (plus higher percentages for wagering over $100 million). Subsequent to December 31, 1998, this tax will be eliminated on the first $100 million wagered. Finally, 1% of live multiple wagering pools is required to be set aside for Texas horse breeding programs. Through December 31, 1998, the Race Park will retain, on the first $100 million wagered on live horse racing, 10% of regular wagers, 12% of wagers involving two horses and 14.5% of wagers involving three or more horses after giving effect to the foregoing
payments.   The betting patterns experienced by the Race Park
during its operating history have averaged approximately 41%, 33% and 26% of dollars wagered in the regular, multiple two and multiple three or more waging pools, respectively.

Simulcasting        The Race Park currently offers guest
simulcast wagering on horse races seven days a week throughout the year and intends to continue doing so. As of March 1, 1998, the Race Park had agreements with approximately 40 racetracks pursuant to which it, at various times, receives simulcast signals. The maximum takeout percentages on guest simulcast racing broadcasts from Texas racetracks are the same as those for live racing. The takeout percentages on guest simulcast racing broadcasts from out-of-state tracks are established by each state but are generally within a few percentage points of the takeout percentages in Texas. The Race Park sets aside amounts from each wagering pool for purses to be paid to the owners of future winning horses in varying amounts. See "Purses and Horsemen's Agreements" below. Furthermore, as of September 1, 1997, the Racing Act requires the allocation of 1.25% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act, and 1% of all simulcast multiple wagering pools for Texas horse breeding programs. The Race Park also pays broadcasting racetracks a fee normally ranging from 2.5% to 4.5% of the amount wagered by its patrons on the broadcast races. After giving effect to the foregoing, the Race Park receives net commissions normally ranging from 6% to 10% on guest simulcast betting at the Race Park. In addition, the Race Park receives 1.5% of wagers on out-of-state horse racing placed at Gulf Greyhound Park ("Gulf Greyhound"), the greyhound track located in the greater Houston metropolitan area. In accordance with amendments to the

Racing Act enacted during 1997, the amount
 reserved for purses
will be mandated by law as of January 1, 1999.
The amounts specified in the amended Racing Act will approximate
7% of all regular and multiple two horse wagering pools and 8.5% of all multiple three horse wagering pools. The Partnership estimates that net pari-mutuel commissions will decrease by approximately $1.0 million when this provision of the amended Racing
Act becomes effective.

          The Race Park also began offering guest simulcast wagering on greyhound races broadcast from a greyhound track in Corpus Christi during March 1998 under the cross-breed simulcasting provisions contained in the amendments to the Racing Act enacted during the 1997 legislative session. The maximum takeout percentages on cross-breed simulcast racing broadcast from Texas racetracks and out-of-state racetracks are approximately equal to those percentages used for horse racing described above. In accordance with the provisions of the amended Racing Act, 5.5% of each wagering pool is set aside for greyhound purses. In addition, the amended Racing Act requires the allocation of 1.5% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act and 1% of all simulcast multiple wagering pools for Texas greyhound breeding programs. The Race
Park will also be required to pay 1.5% of amounts wagered on out-of-state greyhound tracks to Gulf Greyhound.
Broadcasting race tracks are paid a fee by the Race Park that normally ranges from 2.0% to 3.0% of amounts wagered. After giving effect to the foregoing, the Race Park expects to receive net commissions normally ranging from 5% to 13% on cross-breed simulcast wagering at the Race Park.

          The Race Park receives commissions from host simulcasting normally ranging from 2% to 3.25% of the amount wagered at the receiving track on the Race Park's races. A portion of this fee is reserved for purses to be paid to the owners of future winning horses, as described in "Purses and Horsemen's Agreements" below. The Race Park also receives 4.5% of the amount wagered at greyhound tracks located in Texas on races conducted at the Race Park which is to be reserved for purses.
As of March 1, 1998, the Race Park had
agreements with approximately 220 racetracks and off-track wagering outlets pursuant to which the Race Park, at various times, broadcasts its races.

          Simulcasting has become an increasingly important
component of the Race Park's revenues.
Guest simulcasting and host simulcasting accounted for
approximately 63%, 63% and 60% and 20%, 13% and 9%,
respectively, of the Race Park's net commission revenues during the years ended December 31, 1997, 1996 and
1995, respectively.Food and Beverage Sales                 Food and beverage
sales
are another major source of revenue and
include catering, restaurant and concession sales.   A broad
selection of food is available to the patrons of the Race Park, from table dining at the clubhouse level to food court fare at various concession stands throughout the Race Park.

Other Revenues      Other major sources of revenues include
admission, program and parking fees as well as sponsorship agreements and sales of finish line boxes, tables and luxury suites. An admission fee is charged for entry to the Race Park. Preferred and valet parking are available for a fee during live racing.
Free parking is also available at the Race Park during live racing and on those days on which no live racing is offered. The Race Park also sells programs for live and simulcast racing, various editions of The Daily
Racing Form and "tip" sheets. The clubhouse level contains finish line boxes (accommodating 4 to 6 people) and eighteen finish line reserved tables (accommodating 4 to 6 people) available for sale. Luxury suites are also available for rental on a long-term or daily basis. The clubhouse level also contains the Jockey Club which has a capacity of approximately 300 people and features separate pari-mutuel windows, a bar, dining spaces and tiered box seats. Individual and corporate memberships are available to the Jockey Club.Purses and Horsemen's Agreements Under the Rules of
Racing, the Racing Commission has recognized the Texas Horsemen's Partnership, L.L.P. (the "THP") as the official horsemen's organization for the state of Texas. The recognized horsemen's organization is responsible for negotiating with the Partnership on behalf of all horsemen at the Race Park regarding, among other things, the distribution of purses and guest and host simulcasting agreements. The THP is comprised of two partners, the Texas Thoroughbred HBPA, Inc. and the
Texas Horsemen's Benevolent and Protective Association which represents owners of quarter horses. The
Partnership has entered into agreements with each partner (the
"THP Agreements"), which expire on December
31, 1999.  Under the terms of the contracts during 1997, the Race
Park reserved 30% of the takeout from guest simulcasting and 30% of the commissions received from host simulcasting for purses to be paid to the owners of future winning horses. The percentage reserved for purses increases to 31% during 1998. As of January 1,
1999, the percentage reserved for purses from guest simulcasting will be mandated by law as discussed in "Sources of Revenue - Simulcasting" above, and the percentage reserved for purses from host simulcasting will increase to 32.5% of commissions received. Both contracts specify that all guest and host simulcasting agreements are approved by the horsemen. The horsemen have the right to withdraw this approval only for matters involving the integrity or best interests of racing.

          In accordance with industry practice, the Race Park establishes purses nearly one month in advance of a race, based on the expected wagering pool. These established purses are published in a condition book which generally covers fifteen days of racing. Horsemen then enter their horses in the proposed races based on the conditions of the race, including the purse offered. At any given time, purses generated from wagering may be higher or lower than the amounts included in the projections used to complete the condition book. Therefore, during a live race meet, purses may be over or under paid. Under the terms of the THP Agreements, the Partnership has the ability to manage the level of purses paid so that purses paid are approximately equal to purses generated from wagering within a certain period of time; however, there can be no assurance that any adjustments necessary will be sufficient. When purses paid exceed purses generated within a certain period of time, the excess payments become an additional expense to be paid by the Partnership. During 1994, the Partnership paid purses in excess of purses generated aggregating approximately $4.0 million. Under various amendments to the agreement in effect during 1994, the Partnership has recovered $1.0 million of these purse overpayments. The agreement between the Partnership and the Texas
Thoroughbred HBPA, Inc. provides for the recovery of purse overpayments of $0.7 million and $0.6 million during the years ended December 31, 1999 and 2000, respectively. The Partnership will record any future recoveries only as they are earned.

          During the years ended December 31, 1997, 1996 and 1995, the Race Park has paid purses of approximately $9.4 million, $9.1 million and $7.5 million, respectively. The average daily thoroughbred purse paid increased from $54,000 to $80,000 during the three-year period. The average daily quarter horse purse paid increased from $36,000 to $37,000 during the three-year period.

Marketing and Business Development      During the first few
racing meets conducted by the Race
Park, attendance and wagering were well below expected levels, which contributed to the early financial difficulties of the Partnership as described in Note 3 of the Notes to Consolidated Financial Statements included in Item 8. Management recognizes the challenge of introducing pari-mutuel wagering to customers in the greater Houston metropolitan area and has established the following marketing goals to increase attendance and the wagering handle: (i) promote the excitement of horse racing and wagering, (ii) support and expand the existing group of core bettors, (iii) attract new fans currently unfamiliar with horse racing, and
(iv) pursue a program of fan education to teach these new fans how to wager. Management uses a number of marketing strategies to have potential customers consider the Race Park as an entertainment alternative.
These strategies are designed to bring people out to the Race Park for specific promotional events with a view of turning infrequent visitors into occasional visitors and more frequent visitors into regular visitors. Other marketing programs have been developed to appeal to simulcasting customers and the more serious horseplayers.

          Management utilizes a variety of marketing techniques in support of these objectives including, among other things: (i) maintaining a public relations program to distribute news, information, features, tips and results in local and national broadcast and print media, (ii) maintaining an advertising presence in the market, primarily through newspaper, television and radio campaigns, (iii) coordinating promotional efforts in cooperation with sponsors, suppliers and vendors, (iv) developing a strong group sales program, to appeal to large corporate, civic and affinity groups,
(v) holding specialized promotions and
on-going programs that are designed to attract unique demographic and/or cultural groups, (vi) providing support for Houston area community events, (vii) focusing attention to customer service and refinements to the Race Park's facilities, (viii) holding handicapping seminars and tournaments both to educate fans and promote the excitement of wagering, and (ix) producing direct mail both to introduce the track to new groups and communicate with existing customers (experienced bettors, suite holders, Jockey Club members, etc.).

          As noted in "Industry
Overview" above, racetracks in
certain states have begun offering
alternative forms of gaming, such as slot machines and video lottery machines, in order to increase both revenues and purses, thereby strengthening both the operations and the racing programs. In 1997, the Race
Park invested significant effort and monies lobbying the Texas legislature to authorize additional forms of gaming at racetracks in Texas; however these efforts were not successful. Management intends to continue to invest in efforts to change existing legislation for the benefit of pari-mutuel license holders in the next legislative session, which is scheduled to begin in early 1999. There can be no assurance that these efforts will result in legislative changes.
          Significant portions of the Race Park's approximately 300 acres of land remain undeveloped.
Management continues to research and study the economic viability of proposals for the commercial development of this property. Future development plans could include the construction and operation of businesses such as restaurants, night clubs, retail shops, hotels or other types of entertainment facilities.

Competition         The Partnership faces competition from a
variety of wagering and gaming sources,
including Gulf Greyhound, the Texas State Lottery, numerous charity operated bingo facilities located in the Houston area and Louisiana casinos located approximately 125 to 150 miles from Houston.

          Although the Race Park competes with the greyhound track for pari-mutuel wagering dollars, prior to September 1, 1997, the Race Park had the exclusive right to simulcast horse racing in the greater
Houston metropolitan area. During 1997, the Texas Legislature authorized cross-breed simulcasting between horse tracks and greyhound tracks at Texas pari-mutuel facilities. This now allows greyhound tracks to display and accept wagers on races broadcast from horse tracks and horse tracks to display and accept wagers on races broadcast from greyhound tracks. Gulf Greyhound began simulcasting horse races as of September 1, 1997 when the legislation became effective. Therefore, the Race Park now competes with Gulf Greyhound for horse racing customers in the Houston market. During March 1998, the Race Park began experimenting with simulcasting greyhound races on a limited basis by importing simulcast races from a greyhound track located in Corpus Christi. See "Item 3. Legal Proceedings" for the description of an action the Partnership has filed asserting that when two racetracks are operating in close proximity to one another, the cross-breed provisions of the Racing Act are preempted by the Federal Interstate Horseracing Act. Although the long-term net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that the competition within its market for horseracing customers created by the implementation of cross-breed simulcasting may have a negative overall impact on thePartnership's share of pari-mutuel commissions generated from on-track wagering.

          The Race Park also competes for wagering dollars with the Texas State Lottery (the
"Lottery") and charity operated bingo facilities. The Lottery began in 1992 and has become the largest lottery in the United States and the fourth largest lottery in the world. Gross sales for the Lottery as of August 31, 1997 were $15.4 billion since inception and $3.7 billion for the fiscal year ended August 31, 1997 according to the Texas Lottery Commission. The greater Houston area also contains approximately 130 charity operated bingo sites. Total gross bingo sales for the entire state of Texas were $596.0 million for the year ended December 31, 1997 according to the Texas Lottery Commission. Both the lottery and bingo are relatively easy games to learn versus the more complex nature of handicapping and wagering on horse racing, which places the Race Park at a competitive disadvantage to these forms of wagering. The Race Park attempts to mitigate these factors by providing fan education programs and through the use of automated wagering machines, which can be less intimidating for some first time patrons. Also, as of March 1998, the Race Park began leasing a portion of its facilities for the conduct of charitable bingo.

          The Race Park also competes for wagering dollars with casinos located in the state of Louisiana. Publicly available information indicates that the majority of the customers at riverboat casinos located in Lake Charles, Louisiana come from Houston. Management believes that the location of the Race
Park, within a one hour drive of the majority of the population of Houston, is a competitive advantage for the Race Park over the casinos, which are located two hours away for most Houston residents. However, as with the Lottery and bingo, many casino gaming opportunities are easier to learn than horse racing.

          The Race Park also competes for customers with other forms of entertainment, including the
Houston Livestock Show and Rodeo, held annually in February and March, and a wide range of live and televised professional, collegiate and high school sporting events that are available in the Houston area. The Race
Park could, in the future, also compete with other forms of gambling in Texas, including casino gambling or other forms of gaming on Indian reservations.

          Races broadcast from the Race Park compete for wagering dollars and commissions with races simulcast from other racetracks throughout the United States and around the world. The ability of the Race
Park to compete with other racetracks for these wagering dollars is dependent on several factors, including the quality and quantity of horses and the timing of live meets. The quality and quantity of the Race Park's horses is dependent on the Race
Park's ability to pay purses at a
high enough level to attract the highest quality of horses in a sufficient quantity to fill the races conducted by the Race Park. Races broadcast from the Race Park compete with races broadcast from other racetracks where the quality of horses is higher than the quality of horses racing at the Race Park. Management believes that the increase in simulcasting activity which has resulted in increased purses paid has improved the quality of the racing program conducted at the Race Park. Although the Race Park has historically experienced lower average daily attendance and live handle during the winter racing season, the quality of the thoroughbred racing program conducted at the Race Park relative to other racetracks conducting live racing is higher than it would be at other times of the year when more of the stronger racetracks are conducting live racing. Also, the mild winter conditions in the Houston area ensure uninterrupted training and racing for horsemen compared to racetracks in the Midwest and East Coast regions, which may be closed temporarily due to inclement weather. By conducting thoroughbred racing during the winter season, the Race Park also faces less competition for simulcast wagering dollars at locations across the country. Thus, the Race Park has a competitive advantage in attracting higher quality horses which increases the ability of the Race Park to expand the simulcast handle wagered on its thoroughbred races.

          The Race Park has annually conducted a summer quarter horse meet. Although quarter horse racing does not command the same level of wagering across the United States as thoroughbred racing, the Race
Park has been able to export its quarter horse racing signal to approximately 90 racetracks and off-track facilities around the country. This is primarily due to the fact that the level of quarter horse purses paid puts the Race Park among the top quarter horse tracks in the United States. This level of purse payments enables the Race Park to attract high quality quarter horses.

          The Race Park conducts its live racing for all thoroughbred and quarter horse races in the evenings and at night. As the majority of racetracks in the United States conduct racing during the day, management believes that night racing significantly increases the ability of the Race Park to export its racing signal to simulcasting facilities at racetracks and off-track locations.

          Another competitive factor faced by the Race Park includes the allocation of a sufficient number of live race days by the Racing Commission. While the Class 1 racetracks in Texas are each entitled to approximately 17 weeks of live racing per breed (thoroughbred and quarter horse), many factors are considered in the actual granting of race days. Input is solicited by the Racing Commission from the racetracks, racehorse owners and trainers, and horse breeding organizations. Management works closely with all of the individuals and groups involved in order to try to obtain a schedule that contains an optimal number of live race days and that is in the best economic interest of the Race Park.

Seasonality of Racing         Handle and commissions from live
racing and host simulcasting are affected by the breed of horse running at the Race Park. Generally, revenues generated from thoroughbred racing are higher than revenues generated from quarter horse racing. Approximately 80% of the Race Park's net pari-mutuel commissions from live racing and host simulcasting are derived from thoroughbred racing.
Increased revenues from thoroughbred racing are primarily due to two factors, the overall popularity of thoroughbred races and the timing of the Race Park's thoroughbred meets. Also, as discussed above, the Race
Park conducts a winter thoroughbred meet during which the Race Park is able to broadcast its racing signal to a large number of facilities. Races broadcast during the summer quarter horse meet must compete with much stronger thoroughbred signals from around the country.

          Guest simulcast wagering at the Race Park is also affected by the seasonality of racing throughout the United States. The Triple Crown races in May and June and the Breeders' Cup program in the fall, in addition to the high quality racing programs held at United States racetracks throughout the spring, summer and early fall, help to increase guest wagering and attendance during those time periods. As a result, the Partnership's net pari-mutuel commissions from guest simulcasting have been highest in the second quarter of the year.

          Thoroughbred and quarter horse racing are conducted in all types of weather; however, racing may be canceled due to extreme local weather conditions.
Although the Race Park has rarely been forced to cancel live racing, inclement weather does negatively effect the level of attendance at the Race Park.


Employees      As of March 1, 1998, the Race Park had
approximately 120 year-round full-time
employees, approximately 60 year-round part-time employees and, due to the seasonal nature of the business, up to approximately 450 seasonal employees. The number of seasonal employees utilized depends principally on whether or not the Race Park is conducting live racing and varies based upon attendance levels.

          Certain individuals employed by MAXXAM and its wholly owned subsidiaries provide management, legal, financial, corporate development and other services to the Partnership from time to time. These affiliates are reimbursed for their estimated actual costs incurred in providing these services to the

Partnership.  The Race Park
continuously monitors its staffing
levels and its use of services provided by MAXXAM employees.

Regulation and TaxationTexas Racing Act      Under the Racing
Act, horse racetracks are classified as
Class 1, Class 2, Class 3 or Class 4 racetracks. A Class 1 racetrack must operate in a county with a population of at least 750,000. Only three Class 1 racetracks may be licensed in the state of Texas. The
Racing Commission does not limit the number of Class 2 racetracks that may be licensed and operated in Texas or where those racetracks may be located. A Class 2 racetrack is entitled to conduct 60 days of live racing in a calendar year. Class 3 and Class 4 racetracks are generally operated by county fairs for short periods of time.

          Ownership and operation of horse racetracks in Texas are subject to significant regulation as set forth in the Racing Act and administered by the Racing Commission. The Racing Act provides, among other things, for the allocation of each wagering pool among betting participants, the state of Texas, purses, special equine programs and racetracks. The Racing Act also empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission, among other things, licenses all employees and workers at a racetrack (including jockeys, trainers and veterinarians); regulates the transfer of ownership interests; allocates live race days; approves race programs; regulates the conduct of races; oversees the administration of drugs to horses; sets specifications for the racing surfaces, animal facilities, employee quarters and public areas of racetracks; regulates the types of wagers on horse races and approves all material contracts with racetracks, including management agreements, simulcast agreements, totalisator contracts and concessionaire agreements. The ability of the Race Park to conduct live racing and pari-mutuel wagering is dependent on continued governmental approval of these activities as legalized forms of gaming.

          During the 1997 session of the Texas Legislature, the Racing Act was amended to, among other things, increase the Racing Commission's inspection and enforcement powers, increase the Racing Commission's oversight of programs funded through provisions of the Racing Act, expand the enforcement powers of the Racing Commission and continue the Racing Commission for another eight years. In common with most administrative agencies, the Racing Commission is subject to the Texas Sunset Act and is periodically reviewed by the Texas Legislature. Under the Racing Act, as amended, the Racing Commission will be abolished in 2005 unless the Texas Legislature continues its existence or extends its Sunset review.Restrictions on Ownership
The Racing Act requires that a
majority of the ownership interests
of a license holder be held at all times by persons who are United States citizens and who have been continuous residents of the state of Texas for the preceding ten years. Additionally, it is illegal under the Racing Act for any person to own a 5% or greater interest in more than two racetrack licenses in the state of Texas (both horse tracks and greyhound tracks are grouped together for this purpose). The Race
Park's license (the "License") is not transferable but is subject to a negative pledge (as security for the Partnership's Extendible Notes). In the event of a foreclosure by the Trustee for the Extendible Notes (the
"Trustee") or the holders of Extendible Notes (the "Noteholders") following an event of default, a number of restrictions and procedural requirements apply to any proposed or subsequent transfer or use of the License.
The Racing Act generally requires pre-approval by the Racing Commission of all transfers or issuances of "pecuniary interests" in the holder of a racetrack license. Interests in the Partnership constitute
"pecuniary interests" and generally any transfer of an interest in the Partnership would require the prior approval of the Racing Commission.

Regulations on Simulcasting        The Race Park is authorized to
conduct guest and host simulcasting
under the Racing Act and the Federal Interstate Horseracing Act of 1978 (the "Federal Horseracing Act"). In
Texas, simulcast broadcasts may only be sent to licensed racetracks, as the Racing Act does not currently provide for off-track wagering. All simulcast contracts must be approved by the Racing Commission. In accordance with the Rules of Racing, all guest and host simulcasting contracts must also be approved by the horsemen. Since the Race Park is unable to conduct simulcast wagering without the approval of the Racing
Commission and the horsemen, the revocation or non-renewal of the approval of either the Racing Commission or the horsemen could have a material adverse effect on the Race Park's consolidated financial position, results of operations or liquidity.

          The Racing Commission also regulates cross-breed simulcasting at horse and greyhound racetracks in Texas, which became legal effective September 1, 1997 with the passage of amendments to the Racing Act during the 1997 legislative session. The Partnership has filed an action against the Racing
Commission asserting that the Federal Horseracing Act preempts the cross-breed provisions included in the amendments to the Racing Act. See "Item 3. Legal Proceedings - Cross-breed Simulcasting" for more information regarding this lawsuit. Under the cross-breed provisions of the Racing Act, all cross-breed simulcasting contracts must be approved by the Racing Commission. The Race Park began offering wagering on greyhound races broadcast from a racetrack in Corpus Christi during March of 1998. The long-term net impact of cross-breed simulcasting cannot be determined with certainty as of the date of this report.

          Class 1 and Class 2 horse tracks must take signals from Texas Class 1 horse tracks when such signals are made available to them, in preference to signals from other tracks. Class 1 racetracks are not required to take simulcast signals from Class 2 racetracks.
Under the Racing Act, a Texas horse track that offers wagering on greyhounds, must take all signals available from Texas greyhound tracks in preference to out-of-state greyhound signals. Likewise, a Texas greyhound track that offers wagering on horses, must take all signals made available from Texas horse tracks in preference to out-of-state horse signals.

Taxation       The Partnership is subject to significant taxes
and fees from state and local
agencies. These taxes and fees may be increased at any time as the prospect of significant additional revenue is one of the primary reasons that taxing jurisdictions allow legalized gaming. From time to time, various taxing jurisdictions, including the Texas Legislature, have proposed and enacted changes in the laws and the administration of such laws affecting the taxes and fees paid by the Race Park. Prior to September
1, 1997, the Partnership was required to set aside 0.25% of each simulcast wagering pool for the Texas
Commission on Alcohol and Drug Abuse. Under amendments to the Racing Act enacted during 1997, this 0.25% is now designated to repay the state of Texas for funds previously appropriated to administer and enforce the Racing Act. This tax will be in effect until all amounts due the state of Texas from the Racing Commission, including interest, are paid in full. Also, in accordance with amendments to the Racing Act, the pari-mutuel wagering tax on guest simulcasting was increased from 1% to 1.25%. This tax increase will be in effect until January 1, 1999. The Partnership estimates that this additional tax will decrease net pari-mutuel commissions for 1998 by approximately $250,000 based on the current level of wagering. Also, as of January
1, 1999, the 1% pari-mutuel wagering tax due to the state of Texas from live racing will be eliminated on the first $100 million wagered. The Partnership estimates that the elimination of this tax will increase net pari-mutuel commissions for 1999 and future years by approximately $200,000 based on current levels of wagering. There can be no assurance that further changes to the taxes and fees assessed on the Race Park will not be made or that such charges will not have a material adverse effect on the Race Park's consolidated financial position, results of operations or liquidity.

Other Regulations        The Race Park is required to file
certain reports with the Commissioner of the Internal Revenue Service regarding certain cash transactions and certain wagering winnings by patrons.
The Race Park is also subject to a variety of environmental and other laws and regulations, including laws and regulations dealing with animal waste management and wetlands. The Race Park is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. The Race Park derives significant revenues from the sale of alcoholic beverages. The interruption or termination of the Race Park's ability to sell alcoholic beverages could have a material adverse effect on the Race Park's consolidated financial position, results of operations or liquidity.

ITEM 2.        PROPERTIES          The Race Park is located on
approximately 300 acres of land (the
"Site") owned by the Partnership. The Site is located in Harris County approximately 18 miles from downtown
Houston and approximately 15 miles from Houston Intercontinental Airport. The Site currently includes approximately 90 acres of undeveloped land. The Race Park fronts Sam Houston Parkway, a major tollway, providing ready access to residents of the greater Houston metropolitan area.

          The Race Park's buildings and grounds have an aggregate capacity of approximately 18,000 patrons and 10,000 cars. The Grandstand building at the Race Park is an air-conditioned, fully-enclosed structure of approximately 196,700 square-feet with a variety of viewing and simulcasting facilities on three levels. The Grandstand has seating for 6,000 patrons and is designed to accommodate approximately 10,000 total patrons. There are numerous television monitors, an electronic message board, video walls, video replay libraries and odds information boards throughout the Grandstand to increase the flow of information to bettors. Simulcast races are shown on designated television monitors. Each patron level has numerous pari-mutuel betting windows, automated betting machines and concession areas.

          In addition to the Grandstand, there are three additional areas from which patrons can watch the races: the standee ramp or apron between the Grandstand and the racing ovals; the 30,000 square foot enclosed, air-conditioned pavilion which is located immediately north of the Grandstand; and the infield area of the racetrack. The pavilion is typically the only portion of the Race Park that is open to the public on days that only simulcasting is being conducted. These other areas have concession stands and pari-mutuel facilities nearby.  A tunnel provides access to the infield.
ITEM 2.        PROPERTIES (Continued)        The Race Park has
two racing ovals - a one and one-quarter mile dirt track and a one and one-eighth mile turf course. Each racing oval features straightaways or
"chutes" to accommodate varying race lengths. The surface of the tracks and the rails have been designed to lessen the risk of injuries to horses and jockeys and are generally considered to be of high quality. The backside contains 16 barns capable of housing a total of approximately 1,200 horses. Each barn contains stalls for onsite stabling, tack rooms, hay and feed storage areas, grooms' quarters, wash racks and four outdoor walkers. The Race Park also has a stakes barn for visiting horses, a receiving barn, a holding barn and an isolation facility. An equine veterinary facility is also located at the Race Park.

          Under the indenture governing the Partnership's Extendible Notes (the "Indenture"), substantially all of the Partnership's assets, including the Partnership's properties, are pledged as collateral on the Extendible Notes. The racing license held by the Partnership is also subject to a negative pledge for the benefit of the holders of the Extendible Notes.

ITEM 3.        LEGAL PROCEEDINGS        This section contains
statements which constitute
"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.  See
Item 1. "Business General" for cautionary information with respect to such forward-looking statements.

Cross-breed Simulcasting           On August 19, 1997, the
Partnership filed an action, entitled Sam
Houston Race Park, Ltd. v. Dan Morales, et al., Civil Action No. H-97-2817, seeking a declaratory judgment against the Racing Commission in the United States District Court for the Southern District of Texas, Houston
Division. This lawsuit asserts that the Federal Interstate Horseracing Act preempts the cross-breed simulcasting provisions included in the amendments to the Racing Act enacted by the Texas Legislature during 1997. The Partnership requested a preliminary injunction to prevent the greyhound track located in the greater Houston market area from displaying and accepting wagers on horse races. This request was denied by the court. On October 10, 1997, the Partnership filed its notice of appeal of the denial with the United
States Court of Appeals for the Fifth Circuit. The appeal is pending, however, as of the filing date of this report, no ruling has been received from the Court of Appeals.

1995 Plan of Reorganization        On April 17, 1995, SHRP, Ltd.
and two affiliates (the "Debtors)
filed voluntary petitions to reorganize under the provisions of Chapter 11 of the United States Bankruptcy
Code. On September 22, 1995, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization (the "Plan").
All transactions called for by the
Plan were completed on October 6, 1995 (the
"Effective Date") and the case was closed on December 19, 1996. The Plan called for, among other things, a reduction in the Partnership's long-term debt, a significant cash infusion, contribution of additional property and a reorganization of the Partnership.

          Under the terms of the Plan, the Extendible Notes were issued in exchange for the
Partnership's 11-3/4% Senior Secured Notes (the "Original Notes"). The Original Notes had an aggregate principal amount of $75.0 million, would have matured on July 15, 1999 and bore interest at the rate of 11% per annum. The Extendible Notes had an initial aggregate principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate of 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001.
Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Indenture limits the Partnership's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

          On the Effective Date, a new investor group (the "New Investor Group") made a capital contribution of cash in the aggregate amount of $5.9 million. Additionally, a wholly owned subsidiary of MAXXAM contributed an approximately 87 acre tract of adjoining land having a fair market value of $2.3 million. Each member of the New Investor Group also provided its pro rata share of a $1.7 million line of credit. This line of credit would be used to fund future cash flow requirements should the cash infusion be insufficient. Each member of the New Investor Group has secured such investor's portion of the line of credit with cash held in an escrow account (other than MAXXAM's wholly owned subsidiaries, whose portion of the line of credit is secured by the guaranty of MAXXAM). Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. Also, a wholly owned subsidiary of MAXXAM provided the holders of the Extendible Notes with Instruments of Adherence ("Instruments of
Adherence"). The Instruments of Adherence were executed by MAXXAM and Mr. Charles Hurwitz, Chairman of the
Board and Chief Executive Officer of MAXXAM and provide that MAXXAM and Mr. Hurwitz will not, in certain circumstances, make certain investments in specified gaming ventures in the Houston area unless certain holders of the Extendible Notes are afforded a specified opportunity to make an investment in such ventures in an amount at least equal to 19.9% of the aggregate investment made in such ventures by MAXXAM, Mr. Hurwitz and such holders.

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

          The Partnership is involved in various other claims, lawsuits and other proceedings relating to a variety of matters. While uncertainties are inherent in the final outcome of such matters and while it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Partnership's consolidated financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS        Not applicable.
ITEM 5.        STOCKHOLDER MATTERS      This section contains
statements which constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See
Item 1. "Business General" for cautionary information with respect to such forward-looking statements.

          There is no established public trading market for the Partnership's ownership interests.
The Partnership has eight limited partners in addition to the two general partners. The Partnership interests are not transferable without the consent of the Managing General Partner. Under the Indenture,
distributions are restricted except for amounts necessary to pay taxes on income of the Partnership allocated to a partner. The Partnership has not made distributions to its partners since the commencement of operations and it is doubtful that the Partnership will be able to make any distributions to its partners for at least the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."
PART IIITEM 6.      SELECTED FINANCIAL DATA       The selected
financial data of the Partnership for
each of the years in the five-year period ended December 31, 1997 presented below, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's Consolidated Financial Statements and Notes thereto appearing in Item
8.



                                Years Ended December 31,
                         1997    1996     1995    1994    1993
                           (In thousands of dollars, except for
Summary of Operations:
     Revenues (a)        $20,027  $20,752  $19,679 $20,565 $    -
     Cost and expenses   (22,250 (23,342  (24,144 (32,463 (2,736)
     (b) (c)             )       )        )       )
     Loss before         (1,295) (1,704)  (2,193) (9,875) (2,556)
     depreciation (c)
     Loss before         (2,223) (2,590)  (4,465) (11,898 (2,736)
     reorganization                          )
     items
and other income
(expense) (a)
     Reorganization           -     (83)  (48,915      -       -
items (d)                                 )
     Loss from           (2,223) (2,673)  (53,380 (11,898 (2,736)
operations (a), (d)                       )       )
     Extraordinary item       -       -   63,780       -       -
(e)
     Net income (loss)   (8,406) (7,622)   5,608  (20,154 (6,165)
                                                  )

Balance Sheet Data (at
end of period):
     Current assets       9,030   7,797    8,384   7,257  14,408
     Total assets (d)    34,534  33,937   34,956  77,640  92,744
     Current liabilities  8,345   6,456    5,645  16,297  17,351
               Notes payable       33,393  27,162   22,171  73,244  72,753
          (including
          notes
to affiliates), less
current portion (e)
     Partner's equity    (9,065)   (659)   6,963  (11,901  2,015
(deficit)                                         )
Distributions paid to    $    -  $    -   $    -  $    -  $    -
partners

Other Data:
    Total attendance  608,120   684,122  665,981 805,648       -
     (a)
     Live handle (a)     $20,175  $25,620 $27,983 $49,961  $    -
     Guest handle (a)    93,543  88,579   82,381  30,455       -
     Host handle (a)    128,252 109,648   51,451  35,945       -
     Net pari-mutuel    $13,276  $12,917  $10,566  $8,910  $    -
     commissions (a)



(a) The Race Park began operations on April 29, 1994. Amounts for 1997, 1996 and 1995 represent twelve months of operations and amounts for 1994 represent eight months of operations.
(b) Includes depreciation expense of $928, $886, $2,272, $2,023 and $180 for 1997, 1996, 1995, 1994 and
1993, respectively.


(c) Includes accrued management fees of $750, $750 and $183 for 1997, 1996 and 1995, respectively, which cannot be paid until two consecutive interest payments on the Extendible Notes have been paid in cash.
(d) Reorganization items recorded to implement the Plan. Adjustment of assets to fair value represents the reduction of property and equipment and other assets to their estimated recoverable amounts and reorganization expenses represent the professional fees and expenses necessary to implement the Plan.
(e) Extraordinary gain on discharge of liabilities recorded in connection with the Plan represents the gain recognized due to the discharge of current liabilities and long-term debt.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS          The
following should be read in conjunction with the Partnership's
Consolidated Financial
Statements and Notes thereto appearing in Item 8.

          This section contains statements which constitute
"forward-looking statements" within the
meaning of the Private Securities Litigation Reform Act of 1995.
See Item 1.  "Business General" for
cautionary information with respect to such forward-looking statements.

Loss from Operations          The loss from operations for the
years ended December 31, 1997 and 1996 is not comparable to the loss from operations for the year ended
December 31, 1995 due to the effect of the bankruptcy proceedings, the resulting restructuring of indebtedness and adjustments to reduce the carrying value of assets recorded during 1995.

          The following table presents selected operational information for the years ended December
31, 1997, 1996 and 1995:



                                                   December 31,
                                                ------------
                                                 1997  1996  1995
                                                ----- ----- -----
                                                ---   ---   ---
Number of live race days                          143   146   150
Simulcast only days                               222   219   214
Average daily attendance - live race days       3,176 3,624 3,362
Average daily attendance - simulcast only days    694   708   755


Average live per capita wager                   $  44 $  48 $  56
Average combined live and guest per capita        145   139   132
Average guest per capita wager - simulcast        310   263   266

             (Amounts in millions)
Live handle                                     $20.2 $25.6 $28.0
Guest simulcasting handle                        93.5  88.6  82.4
Host simulcasting handle                        128.3 109.6  51.5
Net pari-mutuel commissions                      13.3  12.9  10.6


Revenues.The Partnership's principal source of revenues is net pari-mutuel commissions earned on live thoroughbred and quarter horse racing and on simulcast racing as both a guest and host track. During periods between the live racing dates, the Partnership's principal source of revenues is from wagering by Race Park patrons on simulcasted thoroughbred meets being conducted at other tracks. Other sources of revenue are food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

          Total revenues for the years ended December 31, 1997, 1996, and 1995 were $20.0, $20.8 and
$19.7 million, respectively. Handle and commissions generated from both guest and host simulcasting have continued to increase over the three year period. The decrease in handle and commissions from live racing during 1997 as compared to 1996 levels was primarily due to lower average daily attendance and a decrease in the live per capita wager. The decrease in average daily attendance was partially due to the extreme weather conditions during the 1997 spring thoroughbred meet, which negatively impacted attendance on live race days, and the addition of Wednesday racing during the spring thoroughbred meet and Thursday racing during the summer quarter horse meet, both of which generate lower average daily attendance than weekend race days.
Management expects handle and commissions from live racing to decrease during 1998 as compared to 1997 due to the allocation by the Racing Commission of fewer race days during 1998.
In 1999, the Partnership's share of net pari-mutuel commissions from live racing is expected to increase by 1% due to the elimination of the wagering tax on the first $100 million wagered on live racing. Although wagering on live racing decreased during 1997, the combined average live and guest per capita wager has continued to increase over the three year period. Per capita wagering on guest simulcasting is typically higher than per capita wagering on live racing due to increased wagering opportunities from guest simulcasting as compared to live racing.
The average combined live and guest per
capita wager has shown a 4% increase from 1997 to 1996 and a 5% increase from 1996 to 1995.

          Guest simulcasting handle increased by 6% during 1997 as compared to 1996; however, net pari-mutuel commissions from guest simulcasting only increased by
2% for the same time period. This decrease in the ratio of net pari-mutuel commissions to handle is primarily due to an increase in the allocation to purses in accordance with the THP Agreement which became effective on January 1, 1997 and an increase in the pari-mutuel wagering tax which became effective on September 1, 1997.
From 1995 to 1996, net pari-mutuel commissions from guest simulcasting increased by 29% primarily due to the effects of a guest simulcasting fee arrangement with the horsemen which was in effect during 1996 and to a 3% increase in guest handle. Although management expects guest simulcasting handle to continue to increase over the next two years, the resulting increase in net pari-mutuel commissions is expected to be substantialy offset by the increased pari-mutuel tax and by increases in the allocation of takeout to purses. In 1999 and 2000, net pari-mutuel commissions are expected to increase due to reduction in pari-mutuel wagering taxes and to a recovery of previously overpaid purses as allowed under the THP Agreement.

          Net pari-mutuel commissions from host simulcasting increased by 50% during 1997 as compared to 1996 due to increased wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast signal and a change in the commission split from host wagering. Net pari-mutuel commissions from host simulcasting increased by 83% during 1996 as compared to 1995 primarily due to an increase in the number of racetracks and off-track facilities receiving the Partnership's simulcast signal. Although, management expects average daily host handle to continue to increase during 1998, this increase is expected to be partially offset due to the allocation of fewer race days during 1998.

          Revenues generated from food and beverage sales during the year ended December 31, 1997 decreased from 1996 levels primarily due to the decrease in average daily attendance on live race days.
Revenues generated from admission and parking fees, program sales and other miscellaneous sources have declined over the three year period primarily due to a decrease in sponsorship revenue and to a decrease in the number of and prices of sales of luxury suites and seasonal boxes and seat packages. Many of the agreements signed prior to or during the initial thoroughbred meeting in 1994 have expired or have been renewed at lower prices.

Loss Before Reorganization Items and Other Income (Expense).Operating losses have continued to decrease over the three year period. The improvement in 1997 operating losses from 1996 levels is due to the continued decrease in operating costs and expenses, especially salaries and wages and marketing and advertising.
Salaries and wages decreased in 1997 over 1996 primarily due to the reduction in staffing in several operating departments and positions that went unfilled during the year. Marketing and advertising decreased in 1997 over 1996 as the advertising program curtailed spending on or eliminated several high cost promotions. These decreases were offset by an increase in management and other professional fees.

Management and other professional fees
increased primarily due to
the cost of lobbying efforts undertaken in 1997 in connection with the 1997 session of the Texas legislature as well as increased legal costs related to the cross-breed simulcasting lawsuit discussed in "Item 3. Legal
Proceedings."

          The $1.9 million improvement in 1996 operating losses from 1995 levels is due to an increase in revenues as well as a decrease in operating costs and expenses, especially depreciation and amortization and general and administrative expenses. Depreciation and amortization declined by $1.4 million in 1996 due to the write down of assets to estimated fair value associated with implementing the Plan during 1995.
General and administrative expenses declined by $1.1 million primarily due to the elimination of several non-recurring items included in the 1995 results. These decreases were partially offset by increases in other operating expenses, including management and other professional fees and salaries and wages.
Management and other professional fees increased due to the inclusion of twelve months of management fees during 1996 versus approximately five months of management fees during 1995 and an increase in the fees paid to consultants in preparation for the 1997 Texas legislative session. Salaries and wages increased in 1996 over 1995 primarily due to expanded hours of operation for guest simulcasting and to additions to the Race
Park's management team in late 1995.

Reorganization items.Reorganization items in 1995 in the amount of $48.9 million represent the expense related to the adjustment of long-term assets to estimated fair value and professional fees and expenses necessary to develop and implement the Plan.

Other Income (Expense).Other income (expense) reflects interest earned net of interest expense, including amortization of the original issue and the re-issue discounts on the Original Notes and the Extendible Notes.
Interest expense has continued to increase over the three year period due to the increasing balance of the Extendible Notes related to the payment in-kind of accrued interst and the amortization of the discount on the Extendible Notes.

Extraordinary gain on discharge of liabilities.The extraordinary item in 1995 in the amount of $63.8 million represents the gain from the discharge of liabilities pursuant to the implementation of the Plan, net of the expense related to the write off of the deferred financing costs.
See Note 3 to the Consolidated Financial
Statements appearing in Item 8.

Net Income (Loss).Net income (loss) reflects the loss before reorganization items and other income (expense),
reorganization items, other income (expense) and the
extraordinary gain on discharge of liabilities as
described above.Liquidity and Capital Resources         The net cash provided by
operating activities during 1997 of
$474,000 was $1.7 million more than in 1996 and $6.2 million more than in 1995. Cash provided by operating activities improved during 1997 compared to 1996 and 1995 primarily due to a decrease in the loss from operations discussed above and the elimination of restructuring costs paid in 1996 and 1995.

          Restricted cash consists of deposits held for the benefit of horsemen and funds held for the payment of property taxes. The increase in restricted cash from December 31, 1996 to December 31, 1997 is due to an increase in the deposits held for the benefit of horsemen related to the difference in timing of the thoroughbred meets from 1996 to 1997.

          Although the Partnership continues to project a loss from operations for the foreseeable future, the Partnership had cash and cash equivalents of $2.8 million and a $1.7 million line of credit at December 31, 1997 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

          The Partnership is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to undertake further legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park.
Nonetheless, there can be no assurance that any of these efforts will be successful.

          The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. Although 74.2% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to refinance the Extendible
Notes or that alternative sources of funding will be available to the Partnership, if needed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK      Not applicable.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORSPartners of Sam Houston
   Race Park, Ltd.,

          We have audited the accompanying consolidated balance sheets of Sam Houston Race Park, Ltd.
(a Texas limited partnership referred to herein as the "Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP


February 18, 1998
Houston, Texas

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                   December 31,
                                                  ------------
                                                    1997    1996
                                                  ------- -------
                                                  ----    ----
                     ASSETS
Current assets:
     Cash and cash equivalents                    $2,728  $2,634
     Restricted cash                               4,841   3,559
     Accounts receivable, net of allowance for     1,133   1,031
     doubtful accounts of
          $163 and $276, respectively
     Prepaid expenses and other current assets       328     573
                                                  ------- -------
                                                  ----    ----
          Total current assets                     9,030   7,797
                                                  ------- -------
                                                  ----    ----

Property and equipment, net                       25,504  26,140
                                                  ------- -------
                                                  ----    ----
                                                  $34,534  $33,937
                                                  ======= =======
                                                  ====    ====

        LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
     Accounts payable                             $2,104  $1,545
     Property taxes payable                        1,118   1,194
     Other liabilities                             1,581   1,363
     Amounts due to horsemen                       3,530   2,273
     Current portion of notes payable                 12      81
                                                  ------- -------
                                                  ----    ----
          Total current liabilities                8,345   6,456
                                                  ------- -------
                                                  ----    ----

Long term liabilities:
     Notes payable                                33,393  27,162
     Deferred management fees                      1,861     978
                                                  ------- -------
                                                  ----    ----

          Total liabilities                       43,599  34,596
                                                  ------- -------
                                                  ----    ----

Commitments and contingencies (Notes 1 and 10)

Partners' deficit                                 (9,065)   (659)
                                                  ------- -------
                                                  ----    ----
                                                  $34,534  $33,937
                                                  ======= =======
                                                  ====    ====



CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands of dollars)

                                            Years Ended December
                                          31,
                                          ------------
                                            1997    1996    1995
                                          ------- ------- -------
                                          ----    ----    ----
Revenues:
     Pari-mutuel commissions, net        $13,276  $12,917  $10,566
     Food and beverage sales               3,366   3,577   3,541
     Admissions, parking and other         3,385   4,258   4,530
     Non-statutory purse recoveries            -       -   1,042
                                          ------- ------- -------
                                          ----    ----    ----
                                          20,027  20,752  19,679
                                          ------- ------- -------
                                          ----    ----    ----

Costs and expenses:
     Cost of pari-mutuel operations        1,756   1,811   1,725
     Cost of food and beverage             1,531   1,544   1,445
     operations
     Other operating                       2,433   2,565   2,531
     Salaries and wages                    8,314   8,624   8,072
     Management and other professional     2,266   2,019   1,580
     fees
     Marketing and advertising             1,946   2,457   2,129
     Utilities                             1,143   1,307   1,241
     Property taxes                        1,113   1,185   1,135
     Depreciation and amortization           928     886   2,272
     General and administrative              820     944   2,014
                                          ------- ------- -------
                                          ----    ----    ----
                                          22,250  23,342  24,144
                                          ------- ------- -------
                                          ----    ----    ----

Loss before reorganization items and      (2,223) (2,590) (4,465)
other income (expense)

Reorganization items:
     Reorganization expenses                   -     (83) (2,957)
     Adjustment of assets to fair value        -       -  (45,958
                                          ------- ------- )
                                          ----    ----    -------
                                                          ----
                                               -     (83) (48,915
                                          ------- ------- )
                                          ----    ----    -------
                                                          ----

Loss from operations                      (2,223) (2,673) (53,380)

Other income (expense):
     Interest income                         214     203     201
     Interest expense                     (6,397) (5,152) (4,993)
                                          ------- ------- -------
                                          ----    ----    ----
                                          (6,183) (4,949) (4,792)
                                          ------- ------- -------
                                          ----    ----    ----

Loss before extraordinary item            (8,406) (7,622) (58,172)

     Extraordinary gain on discharge of        -       -  63,780
     liabilities                          ------- ------- -------
                                          ----    ----    ----

Net income (loss)                         $(8,406) $(7,622) $5,608
                                          ======= ======= =======
                                          ====    ====    ====




CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    (In thousands of dollars)

                           Restructured          Prior
                       Partnership           Partnership
                       ------------          ------------
                       Managi Additi Limite  Genera Limite  Total
                       ng     onal   d       l      d      ------
                       Genera Genera Partne  Partne Partne ----
                       l      l      rs      rs     rs
                       Partne Partne ------  ------ ------
                       r      r      ----    ----   ----
                       ------ ------
                       ----   ----

Balance at January 1,  $   -  $   -  $   -   $(11,901) $   -  $(11,901)

     Capital             133  4,415  8,708       -      -     13,256
     contributions
     Loss before
     extraordinary       (63) (2,097 (4,133  (51,87     -  (58,17
item                          )      )       9)            2)
     Extraordinary
     gain on               -      -      -   63,780      - 63,780
discharge of           ------ ------ ------  ------ ------ ------
liabilities            ----   ----   ----    ----   ----   ----

Balance at December       70  2,318  4,575       -      -  6,963
31, 1995

     Net loss           (729) (2,318 (4,575      -      -  (7,622
                       ------ )      )       ------ ------ )
                       ----   ------ ------  ----   ----   ------
                              ----   ----                  ----

Balance at December     (659)     -      -       -      -   (659)
31, 1996

     Net loss          (8,406     -      -       -      -  (8,406
                       )      ------ ------  ------ ------ )
                       ------ ----   ----    ----   ----   ------
                       ----                                ----

Balance at December    $(9,065 $   -  $   -   $   -  $   -  $(9,065
31, 1997               )      ====== ======  ====== ====== )
                       ====== ====   ====    ====   ====   ======
                       ====                                ====

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                            Years Ended December
                                          31,
                                          ------------
                                            1997    1996    1995
                                          ------- ------- -------
                                          ----    ----    ----
Cash flows from operating activities:
     Net income (loss)                   $(8,406) $(7,622) $ 5,608
     Adjustments to reconcile net income
     (loss) to net cash
provided by (used in) operating
activities:
          Depreciation and amortization      928     886   2,272
          Amortization of deferred
          financing costs and              1,360     682     739
discounts on long-term debt
          Increase in restricted cash     (1,282)   (555) (1,614)
          (Increase) decrease in            (102)   (356)    338
          accounts receivable
          (Increase) decrease in prepaid     249    (302)   (350
          expenses and other
          Increase (decrease) in             559     309    (903)
          accounts payable
          Increase in due to affiliates      883     729     226
          Increase in accrued interest     4,886   4,391   4,177
          Increase (decrease) in other       142     665    (478)
          liabilities
          Increase in amounts due to       1,257     445   1,092
          horsemen
          Reorganization items:
               Increase (decrease) in
               accrued                         -    (526)    326
reorganization costs
               Adjustment of assets to         -       -  45,958
               fair value
               Extraordinary gain on
               discharge of                    -       -  (63,780
liabilities                               ------- ------- )
                                          ----    ----    -------
                                                          ----
               Net cash provided by
               (used in) operating           474  (1,254) (5,689)
activities                                ------- ------- -------
                                          ----    ----    ----

Cash flows from investing activities:
     Additions to land, buildings and       (296)   (455)   (216)
     equipment                            ------- ------- -------
                                          ----    ----    ----
               Net cash used in             (296)   (455)   (216)
               investing activities       ------- ------- -------
                                          ----    ----    ----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partner contributions                     -       -   5,928
     Proceeds from issuance of notes           -       -      23
     payable
     Payments on notes payable               (84)    (91)    (33)
                                          ------- ------- -------
                                          ----    ----    ----
               Net cash provided by
               (used in) financing           (84)    (91)  5,918
activities                                ------- ------- -------
                                          ----    ----    ----

INCREASE (DECREASE) IN CASH AND CASH          94  (1,800)     13
EQUIVALENTS
Cash and cash equivalents at beginning     2,634   4,434   4,421
of year                                   ------- ------- -------
                                          ----    ----    ----
Cash and cash equivalents at end of year  $2,728  $2,634  $4,434
                                          ======= ======= =======
                                          ====    ====    ====

Supplemental disclosure of cash flow
information:
     Interest paid, net of amounts        $    8  $   19  $   18
     capitalized

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES
     See Notes 3, 6 and 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars)1.        Basis of Presentation and
Organization, Use of Estimates and Future
Cash RequirementsBasis of Presentation and Organization
     The accompanying consolidated financial
statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly-owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership was formed on June 17, 1990 to apply to the Texas Racing Commission (the "Racing Commission") for a license to acquire, construct and operate a pari-mutuel horse racing facility in Harris County, Texas (the "Race Park"), in accordance with the Texas Racing Act (the "Racing Act").

          The Partnership was organized under the laws of the state of Texas and will terminate on December 31, 2090 unless it is earlier dissolved pursuant to the Texas Revised Limited Partnership Act or any provision of its Third Amended and Restated Limited Partnership Agreement (the "Amended Partnership
Agreement"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing
General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of December 31, 1997, wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 23.7% general partner interest (including a 22.7% interest by virtue of its ownership of 68.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest in the Partnership. In
February 1998, a wholly owned subsidiary of MAXXAM purchased additional 11% Senior Secured Extendible Notes
("Extendible Notes") and the corresponding shares of common stock of the Additional General Partner from other noteholders, thereby increasing MAXXAM's interest from 88.5% to 90.5% of the equity in the Partnership.
Subsequent to the purchase in February 1998, wholly owned subsidiaries of MAXXAM also hold 74.2% of the Extendible Notes.

Use of Estimates         The preparation of financial statements
in accordance with generally
accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Partnership reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information that was not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Partnership's consolidated financial statements; accordingly, it is possible that the subsequent resolution of the liquidity issues, described in "Future Cash Requirements" below, could differ in material respects from current estimates. The results of an adverse resolution of such uncertainty could have a material effect on the reported amounts of the Partnership's consolidated assets and liabilities.

Future Cash Requirements           Although the Partnership
continues to project a loss from
operations for the foreseeable future, the Partnership had cash and cash equivalents of $2.8 million and a $1.7 million line of credit at December 31, 1997 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees


1.        Basis of Presentation and Organization, Use of
Estimates and Future Cash Requirements
(Continued)until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

          The Partnership is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to undertake further legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park.
 Nonetheless, there can be no assurance that any of these efforts will be successful.

          The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. Although 74.2% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to refinance the Extendible
Notes or that alternative sources of funding will be available to the Partnership, if needed.

2.        Summary of Significant Accounting PoliciesRestricted
Cash      The Partnership's
restricted cash, as shown on the accompanying consolidated balance sheets at December 31, 1997 and 1996, includes amounts designated for the payment of the items listed in the following table:

                                                    December 31,
                                                  ------------
                                                    1997    1996
                                                  ------- -------
                                                  ---     ----
Deposits held for the benefit of horsemen         $ 3,510 $ 2,258
Property taxes and other                            1,331   1,301
                                                  ------- -------
                                                  ----    ----
                                                  $ 4,841 $ 3,559
                                                  ======= =======
                                                  ====    ====



Cash Equivalents and Concentration of Credit Risk      Cash
equivalents consist of highly liquid money market instruments with original maturities of three months or less. A substantial portion of the Partnership's cash equivalents ($2,125) at December 31, 1997 was invested in various short-term investment grade marketable securities. The Partnership also holds other amounts in banks and other financial institutions wherein some of the balances exceed federally insured deposit levels. In the event of nonperformance by such financial institutions, the Partnership's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon minus the federally insured deposit limitation. The Partnership mitigates its concentration of credit risk with respect to the funds in such accounts by maintaining them at high credit quality financial institutions and monitoring the credit ratings of such institutions.

2.        Summary of Significant Accounting Policies
(Continued)Property and Equipment       Property and equipment
were written down to estimated fair value as reflected in the sixth amended consolidated plan of reorganization ("the Plan") as of October 6, 1995 ("the Effective Date"). Additions to property and equipment subsequent to the Effective Date are stated at cost. Prior to the Effective Date, property and equipment were stated at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. In accordance with SFAS 121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership reviews long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amounts of the Partnership's assets may not be fully recoverable.

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

Purses and Awards        The Racing Act, certain other
agreements, and the rules promulgated by the
Racing Commission stipulate percentages of the pari-mutuel handle which must be used for the payment of
purses and awards depending upon the type of wagers placed.  The term "pari-mutuel handle" means the
aggregate amounts wagered.  Purses are established nearly one month in advance, based on expected pari-mutuel
handle and published in a condition book which generally covers fifteen days of live racing.  Horsemen then
enter their horses in proposed races based upon the conditions of the race being entered, including the
purses being offered.  In certain circumstances, the Partnership may pay purses and awards in excess of the
amounts provided by the pari-mutuel handle.  The Partnership may adjust the amounts to be paid for future
races during the course of a given meet in order to minimize or eliminate any differences between the amounts provided by the pari-mutuel
handle and the actual amounts of
purses and awards paid.  The agreement between
the Partnership and the Texas Thoroughbred HBPA, Inc. also allows the Partnership to recoup various amounts
of the previous purse overpayments from certain future meets.
The Partnership expenses all purse
overpayments when they occur.  Recoveries of these amounts are
recorded as revenue as they are earned.2.        Summary of Significant
Accounting Policies
(Continued)Income Taxes       The Partnership
has not made any provisions for income taxes in its Consolidated Statement of Operations as they are the responsibility of its partners. The carrying value of the Partnership's net assets for financial statement purposes was less than the carrying value for income tax reporting purposes by approximately $18,837 at December 31, 1997. The difference primarily results from (i) the adjustment of long-term assets to estimated fair value for financial statement purposes but not for income tax purposes and (ii) the capitalization of costs for income tax purposes that were expensed for financial reporting purposes, a substantial portion of which relates to costs incurred during the start-up period and the reorganization pursuant to the Plan described in Note 3.

Fair Value of Financial Instruments          The carrying amounts
of the Partnership's cash and cash
equivalents (including restricted and designated cash) and other notes payable approximate their fair value.
The Extendible Notes had a carrying amount of $31,886 and $25,770 and an estimated fair value of $27,160 and $20,405 as of December 31, 1997 and 1996, respectively. Market prices for the Extendible Notes at December
31, 1997 were estimated based on the trade that occurred in early 1998 as discussed in Note 1. Market prices for the Extendible Notes at December 31, 1996 were estimated based on the trade which occurred during early
1997.

3.        1995 Plan of ReorganizationPlan of Reorganization
     On April 17, 1995, the
Partnership, SHRP Capital Corp. ("Capital") and SHRP Acquisition, Inc., the Partnership's largest limited partner, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 22,
1995, the United States Bankruptcy Court for the Southern District of Texas, Houston Division entered an order confirming the Plan. The transactions called for by the Plan were completed on the Effective Date and the case was closed on December 19, 1996.

          Under the terms of the Plan, the Extendible Notes were issued in exchange for the
Partnership's 11-3/4% Senior Secured Notes (the "Original Notes"). The Original Notes had an aggregate principal amount of $75,000, would have matured on July 15, 1999 and bore interest at the rate of 11-3/4% per annum. The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001 and bear interest at the rate of 11% per annum. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. See Note 6 for further information concerning the terms of the Extendible Notes.

          On the Effective Date, a new investor group (the "New
Investor Group") made a capital
contribution of cash and other consideration
described below.
Each member of the New Investor Group also
provided its pro rata share of the $1,700 line of credit.  This line of credit would be used to fund future
cash flow requirements should the cash infusion prove to be
insufficient.  Each member of the New Investor
Group has secured such investor's portion of the line of credit with cash held in an escrow account (other
than MAXXAM's wholly owned subsidiaries, whose portion of the line of credit is secured by the guaranty of
MAXXAM).  Borrowings on the line of credit would bear interest at
11% per annum and would be subordinate to
the Extendible Notes. 3.        1995 Plan of Reorganization (Continued)Also,
a wholly
owned subsidiary of MAXXAM provided
the holders of the Extendible Notes with Instruments of Adherence
("Instruments of Adherence") having an
agreed value of $500. The Instruments of Adherence were executed by MAXXAM and Mr. Charles Hurwitz, Chairman of the Board and Chief Executive Officer of MAXXAM and provide that MAXXAM and Mr. Hurwitz will not, in certain circumstances, make certain investments in specified gaming ventures in the Houston area unless certain holders of the Extendible Notes are afforded a specified opportunity to make an investment in such ventures in an amount at least equal to 19.9% of the aggregate investment made in such ventures by MAXXAM, Mr. Hurwitz and such holders.

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

Other Assets        All long-term assets related to the financing
of the Original Notes or the formation
of the Partnership were expensed on the Effective Date.  On the
Effective Date, the New Investor Group contributed the Instrument of Adherence, valued at $500, to the
Partnership.  An intangible asset in the
amount of $4,415 was recorded on the Effective Date for the
estimated value of the Creditor Equity as
determined by the Amended Partnership Agreement.  Due to the significant uncertainty associated with the
recoverability of this intangible asset, it was expensed and included as a component of the adjustment of
assets to fair value.3.        1995 Plan of Reorganization (Continued)Current
Liabilities         Current liabilities were
decreased by approximately $11,377, primarily due to the discharge of interest accrued on the Original Notes.
Also, management fees and interest due to Race Track Management
Enterprises ("RTME"), the former manager of the Race Park, were discharged. On the Effective Date, approximately $1,091 of current liabilities related to payments necessary to cure contract deficiencies and priority claims were settled.

Notes Payable       Notes payable were reduced by approximately
$53,077 in order to adjust the balance
of the Original Notes to the estimated fair value of the Extendible Notes. The Partnership also issued
Extendible Notes in the amount of $355 as payment in-kind of interest on the Extendible Notes from September
5, 1995 through the Effective Date.

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

4.        Property and Equipment        The major classes of
property and equipment are as follows:


                                          Estimat   December 31,
                                          ed      ------------
                                           Useful
                                          -------   1997    1996
                                          ----    ------- -------
                                          Lives   ----    ----
Buildings                                  5 - 30 $14,390  $14,368
                                          years
Equipment, furniture and fixtures          3 - 15  2,127   1,865
                                          years
Race track and other land improvements     5 - 30  3,049   3,045
                                          years
Land                                               7,958   7,958
                                                  ------- -------
                                                  ----    ----
                                                  27,524  27,236
Less accumulated depreciation                     (2,020) (1,096)
                                                  ------- -------
                                                  ----    ----
                                                  $25,504  $26,140
                                                  ======= =======
                                                  ====    ====

          Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $928, $886 and
$2,110, respectively. As discussed in Note 3, the Partnership reduced the net carrying value of property and equipment by $40,390 as of the Effective Date, in accordance with the asset values described in the Plan.

5.        Racing Operations        The Partnership conducted 143,
146, and 150 days of live
racing during 1997, 1996, and 1995, respectively.  Under the
Racing Act, the Partnership's commission revenue
is a designated portion of the pari-mutuel handle.  The Race Park receives broadcasts of live racing from
other racetracks under various guest simulcasting agreements.
The Race Park also provides broadcasts of live
racing conducted at the Race Park to other racetracks under
various host simulcasting agreements.  Under
these contracts, the Partnership receives pari-mutuel commissions of varying percentages of simulcast
pari-mutuel handles.  5.        Racing Operations (Continued)      A summary
of the
pari-mutuel handle, commissions
and deductions for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                            1997    1996    1995
                                          ------- ------- -------
                                          ----    ----    ----
Live handle                               $20,175  $25,620  $27,983
Return to public                          (15,830 (20,113 (21,977
                                          )       )       )
Purses and breeders awards                (1,608) (2,043) (2,222)
State taxes and fees                        (202)   (256)   (280)
Breakage                                    (150)   (181)   (214)
                                          ------- ------- -------
                                          ----    ----    ----
Net commissions from live racing           2,385   3,027   3,290
                                          ------- ------- -------
                                          ----    ----    ----

Guest handle                              93,543  88,579  82,381
Return to public                          (74,252 (70,650 (65,776
                                          )       )       )
Purses and breeders awards                (6,237) (5,282) (5,934)
Host Fee                                  (2,982) (2,836) (2,735)
State taxes and fees                      (1,246) (1,107) (1,036)
Breakage                                    (526)   (539)   (565)
                                          ------- ------- -------
                                          ----    ----    ----
Net commissions from guest simulcasting    8,300   8,165   6,335
                                          ------- ------- -------
                                          ----    ----    ----

Host handle                               128,252  109,648  51,451
Receiving track expenses                  (124,09 (105,88 (49,859
                                          6)      7)      )
Purses and breeders awards                (1,565) (2,036)   (651)
                                          ------- ------- -------
                                          ----    ----    ----
Net commission from host simulcasting      2,591   1,725     941
                                          ------- ------- -------
                                          ----    ----    ----

Total pari-mutuel commissions, net        $13,276  $12,917 $10,566
                                          ======= ======= =======
                                          ====    ====    ====

Non-statutory Purse Funding        In accordance with the
agreement with the horsemen in effect during
1994, the Partnership paid purses in excess of statutory amounts aggregating approximately $4,042.  Various
amendments to this agreement increased the Partnership's ability to manage the level of purses paid so that
future significant purse overpayments could be avoided.  The amendments also allowed the Partnership to
recover a portion of the purses
paid in excess of statutory
amounts.  During 1995, the Partnership recovered
$1,042 of purses previously paid in excess of statutory amounts.
On November 26, 1996, the Race Park entered
into a new agreement with the Texas Thoroughbred HBPA, Inc. (the
"TTHBPA").  The TTHBPA is a partner of the
Texas Horsemen's Partnership, L.L.P. (the "THP"), the official horsemen's organization currently recognized
by the Racing Commission.  This new agreement provides for the recovery of purse overpayments of $660 and
$631 during
the years ended December 31, 1999 and 2000, respectively.  The
Partnership will record any future recoveries
only as they are earned.6.        Notes Payable       Notes payable consist
of the
following:


                                                    December, 31
                                                  ------------
                                                    1997    1996
                                                  ------- -------
                                                  ----    ----
11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized            $31,886  $25,770
discount of $14,942 and $16,302 as of December
31, 1997 and 1996, respectively)
Accrued interest to be paid in-kind                1,288   1,157
                                                  ------- -------
                                                  ----    ----
                                                  33,174  26,927
Unsecured promissory notes                           205     240
Equipment leases                                       3      53
Payable to Limited Partners                           23      23
                                                  ------- -------
                                                  ----    ----
          Total                                   33,405  27,243
Less current portion                                 (12)    (81)
                                                  ------- -------
                                                  ----    ----
                                                  $33,393  $27,162
                                                  ======= =======
                                                  ====    ====

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

          Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Partnership issued $4,755 and $4,217 of Extendible Notes during the years ended December 31, 1997 and 1996, respectively, as payment in-kind for accrued interest.
Interest payments are due on the Extendible Notes on April 1 and October 1 of each year until the Extendible
Notes mature.

          The Partnership has entered into an unsecured
promissory note.  The  note earns interest at
6-1/2% per annum and is due and payable in thirty equal annual installments to the Harris County Toll Road
Authority, operator of the Sam Houston Parkway. This note represents one-half of the costs incurred to construct the entrance and
exit ramps adjacent to the Race Park.  Payments of approximately
$8 plus accrued interest are due annually on
April 30 through the year 2024. 6.        Notes Payable (Continued)
        The New Investor
Group has provided the
Partnership with a $1,700 line of credit. This line of credit would be used to fund future cash flow requirements should the Partnership require it. Each member of the New Investor Group, other than MAXXAM wholly owned subsidiaries, has secured their portion of the line of credit with cash in the amount of $23, which is held in an escrow account. The portion of the line of credit provided by wholly owned subsidiaries of MAXXAM is secured by the guarantee of MAXXAM. Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. The cash collateral for the line of credit is reflected as restricted cash in the balance sheet.

          The scheduled maturities for the Partnership's notes payable outstanding at December 31,
1997 are as follows: December 31, 1998 - $12; 1999 - $8;  2000 -
$8; 2001 - $48,147; 2002 - $8; thereafter
$164. In the event the Partnership continues to issue additional Extendible Notes as payment in-kind for accrued interest, the total amount due on the Extendible Notes at maturity in September 2001 will be $71,242.

7.        Partners' Deficit        The Partnership is currently
comprised of the Managing
General Partner, the Additional General Partner and eight limited partners.

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

          In the event of a capital call by the Partnership to fund operating losses, holders of the Extendible Notes may contribute Extendible Notes in lieu of cash in order to maintain their equity position in the Partnership. So long as the Extendible Notes are outstanding, the Board of Directors of the Additional General Partner are entitled to designate at least one-third of the directors of the Managing
General Partner (the "Creditor Directors"), subject to the reasonable approval of the owner of the Managing
General Partner. Certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership's assets, reorganizations, incurrence of debt in excess of $5,000 and voluntary acts of insolvency) require the approval of a majority of all of the directors, including a majority of the Creditor Directors voting as a separate class.
          Prior to the consummation of the Plan, the Partnership consisted of a general partner and several classes of limited partnership interests, some of which were entitled to preferred returns. The
Amended Partnership Agreement provides that profits and losses of the Partnership for all periods through and including the Effective Date are allocated to the persons who were partners immediately prior to the consummation of the Plan (the "Original Partners") using the "closing of the books" method. Due to the balances in the Original Partners' capital accounts when the Plan was implemented, net income as of the Effective Date, including the extraordinary gain on the discharge of liabilities, was allocated to the General Partner. Under the terms of the Plan, all former partnership interests were extinguished during the bankruptcy proceedings.

8.        Management Agreements         As of the Effective Date,
the Managing General Partner
began managing the Partnership and the Race Park in accordance with the Amended Partnership Agreement.
Annual management fees will be the greater of (a) $750 or (b) an incentive fee equal to .65% of all gross revenues (as defined). Management fees are deferred until two consecutive semi-annual cash interest payments have been made to the holders of the Extendible Notes. Unpaid management fees accrue interest at the rate of 11% per annum. All such management fees are subordinated to the Extendible Notes. As of December 31, 1997 and 1996, the Partnership has accrued $1,861 and $978 of management fees including interest due to the Managing General Partner.

          Management and other professional fees for the year ended December 31, 1995 include $364 in management fees for RTME. The management agreement with RTME was rejected by the Partnership during the bankruptcy proceedings. Management fees were not accrued by the Partnership during the bankruptcy proceeding. All unpaid management fees due to RTME as of April 17, 1995 were discharged when the Plan was confirmed.

9.        Related Party Transactions         Management and other
professional fees for the
years ended December 31, 1997, 1996 and 1995 include $488, $511, and $494 related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. In addition, reorganization costs for the year ended December 31, 1995 include $439 of such costs incurred by the Partnership. Included in accounts payable at December 31, 1997 and 1996, were obligations to MAXXAM for such costs of $34 and $22, respectively.

          Management and other professional fees for the years ended December 31, 1997 and 1996 include $147 and $120 of costs incurred by an affiliate to coordinate legislative efforts of the Partnership. Additionally, the Partnership engages affiliates for legal and other consulting services in the normal course of business. During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred fees of $70, $41, and $97, respectively, with respect to these services.

10.       Commitments and Contingencies      During the 1997
session of the Texas Legislature,
the Racing Act was amended to, among other things, implement various tax changes.  The pari-mutuel wagering
tax on guest simulcasting was increased from 1% to 1.25% through
December 31, 1998.  The Partnership
estimates that the increased wagering tax will decrease net
pari-mutuel commissions by approximately $250
during 1998.  The legislation also eliminated the 1% pari-mutuel wagering tax on the first $100,000 wagering
on live racing subsequent to December 31, 1998.  The Partnership estimates that the elimination of this
wagering tax on live racing will increase net pari-mutuel
commissions by $200 based on the current level of
wagering.  In addition, the 0.25% previously paid to the Texas
Commission on Alcohol and Drug Abuse was
reallocated to the Racing Commission to repay funds previously appropriated by the state of Texas for the
administration and enforcement of the Racing Act.  This tax will be eliminated when all amounts due to the
state of Texas, including interest, have been repaid.10.       Commitments
and Contingencies (Continued)         The
legislation also authorized
cross-breed simulcasting between horse tracks and greyhound tracks at Texas pari-mutuel facilities. The
Partnership filed an action in federal court asserting that the cross-breed provisions included in the legislation were preempted by the Federal Interstate Horseracing
Act and seeking to prevent the greyhound track located in the greater Houston metropolitan area from displaying and accepting wagers on horseraces.
The Partnership's request for a preliminary injunction was denied and the greyhound track began displaying and accepting wagers on horse races on September 1, 1997 when the legislation became effective. Although the long-term net impact of cross-breed simulcasting cannot be determined with certainty, the Partnership believes that the competition within its market for horseracing customers created by the implementation of cross-breed simulcasting may have a negative overall impact on the Partnership's share of pari-mutuel commissions generated from on-track wagering.

          In addition, the legislation mandated an increase in the amount of purses to be reserved for the owners of future winning horses from guest simulcasting.
This increase is effective as of January 1, 1999. These amounts will no longer be determined under contract with the recognized horsemen's organization and are to be set at an amount that approximates the percentages used for live racing. The Partnership estimates that net pari-mutuel commissions will decrease by approximately $1,025 when this provision becomes effective. This loss of net pari-mutuel commissions is expected to be partially offset by recoveries of previously overpaid purses allowed under the Partnership's contract with the recognized horsemen's organization in the amount of $660 and $631 during 1999 and 2000, respectively.

          The Partnership has entered into noncancellable service and operating lease agreements with several vendors to provide services in addition to agreements for the use of equipment. Certain of these agreements call for contingent rentals based upon a variety of factors, the most significant of which are the number of live racing days and specified percentages of amounts wagered. Future minimum lease and commitment payments under such noncancellable service and lease agreements, having a remaining term in excess of one year at December 31, 1997, are as follows: years ending December 31, 1998 - $304; 1999 - $168; 2000 - $168;
2001 - $168; 2002 - $78; thereafter $156. The Partnership incurred approximately $1,384, $1,409, and $1,700, including contingent fees and rentals, for the years ended December 31, 1997, 1996 and 1995 for such services and operating lease obligations.

          The Partnership is contingently liable for liquidating damages to one vendor with respect to a lease for services for approximately $200 at December 31, 1997.
The amount of the contingency decreases by approximately $8 for each month the Partnership conducts live or simulcast racing operations.

          The Partnership is involved in claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the outcome of such matters should not have a material adverse effect upon the Partnership's consolidated financial position, results of operation or liquidity.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS        The following
table sets forth certain
information, as of March 1, 1998, with respect to the executive officers of the Partnership and the directors of the Managing General Partner.


       Name          Age                Position
James D. Noteware     45   President (1)
Robert L. Bork        59   Senior Vice President and General
                           Manager (2)
Ann M. McGovern       37   Vice President of Operations
James H. Paulin,      54   Vice President
Jr.
Michael J. Vitek      35   Vice President of Accounting

The Managing General Partner


       Name          Age                Position
------------       ------- ------------
                   -----
Charles E.            57   Chairman of the Board
Hurwitz
D. Kent Anderson      56   Director (3)
J. Kent Friedman      54   Director (3)
James D. Noteware     45   Director
Paul N. Schwartz      51   Director


(1) Mr. Noteware is not an employee of the Partnership, the Race Park or the Managing General Partner.
(2)  Principal Executive Officer of the Partnership
(3) Until such time as the Extendible Notes are repaid, the Additional General Partner is entitled to designate at least one-third of the directors of the Managing General Partner (the "AGP Directors").
D. Kent Anderson and J. Kent Friedman currently serve as AGP Directors. A majority vote of the AGP
Directors is required with respect to certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership's assets, reorganizations, incurrence of debt in excess of $5 million, and voluntary acts of insolvency).



James D. Notewarehas served as President of the Partnership since
August 1994. Mr. Noteware is also President and a Director of the Managing General Partner. Mr.
Noteware previously served as interim General
Manager of the Partnership from November 1994 through October
1995. Mr. Noteware has served as President and Chief Executive Officer of MAXXAM Property Company ("MPC"), a wholly owned subsidiary of MAXXAM, since
January 1993.  From November 1990 through December 1992, Mr.
Noteware was Chairman, President and Chief
Executive Officer of Phoenix Consulting, Inc., a real estate management and consulting company. Mr. Noteware served as a national director in the Real Estate Advisory
Services Department of Price Waterhouse from April
1991 through January 1993. Prior to November 1990, Mr. Noteware served as National Director in the Real
Estate Advisory Services Department at Laventhol & Horwath.

Robert L. Borkhas served as Senior Vice President and General Manager of the Partnership since October 1995.
Mr. Bork previously served four years as Vice President-General Manager and Chief Operating Officer of
Arlington International Racecourse, Inc. in Arlington Heights, Illinois. Prior to such time, Mr. Bork served as Vice President-General Manager of Philadelphia Park in
Benslem, Pennsylvania and Garden State Park in
Cherry Hill, New Jersey. Mr. Bork is a director and Secretary of the Thoroughbred Racing Association of
America, a director of the Thoroughbred Racing Protective Bureau, Chairman of the Thoroughbred Racing
Association Technology Committee and a director of the Cy-Fair Chamber of Commerce. Ann M. McGovernhas served as Vice President of Operations of the
Partnership since September 1994.  Ms.
McGovern previously served for 11 years with the Racing Division of the Edward J. De Bartolo Corporation, most recently as Director of Operations at Remington Park in Oklahoma City, Oklahoma from April 1991 to
October 1994 and prior to that as the Assistant Director of Operations since 1988.

James H. Paulin, Jr.has served as Vice President of the
Partnership since November 1993. Mr. Paulin has been the Secretary-Treasurer of Federated Development Company
("Federated") since May 1983, and Secretary of
Federated since March 1977. Federated is a New York business trust primarily engaged in the management of real estate investments and, through its position as a significant stockholder of MAXXAM, in the businesses conducted by MAXXAM.

Michael J. Vitekhas served as Vice President of Accounting of the Partnership since November 1994. Mr. Vitek previously served from April 1994 to November 1994 as Vice President, Finance and Chief Financial Officer of
Hysan Corporation, a chemical manufacturing and distribution company and a subsidiary of Wedge Group, Inc., a private investment company. Mr. Vitek previously served as Corporate Controller of Wedge Group, Inc. from
October 1991 to March 1994. He previously served for six years with the public accounting firm of KPMG Peat
Marwick, most recently as a Senior Manager.

Charles E. Hurwitzis a Director and the Chairman of the Board and President of the Managing General Partner.
Mr. Hurwitz has served as a member of the Board of Directors and the Executive Committee of MAXXAM since
August 1978 and was elected as Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980.
Mr. Hurwitz also served MAXXAM as President from January 1993 to January 1998. Mr. Hurwitz has served as a director of Kaiser Aluminum Corporation ("Kaiser"), a majority-owned subsidiary of MAXXAM, since October
1988, and as a director of Kaiser Aluminum & Chemical Corporation ("KACC"), a fully integrated aluminum producer that is a subsidiary of Kaiser, since November 1988.
Mr. Hurwitz is Chairman of the Board, Chief
Executive Officer and President of MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM which is engaged in forest products operations, and MGI's parent, MAXXAM Group Holdings Inc. ("MGHI"). Mr. Hurwitz has been, since January 1974, Chairman of the Board and Chief Executive Officer of Federated.

D. Kent Andersonis a Director of the Managing General Partner per the designation of the Additional General
Partner.  Mr. Anderson has been the Executive Banking Officer of
Compass Bank since its April 1996 merger with Post Oak Bank. From 1991 until the merger, Mr. Anderson was
Chairman of the Board and Chief Executive
Officer of Post Oak Bank.  From 1988 through October 1991, Mr.
Anderson held several executive positions, including Chairman of the Board, with First Interstate Bank of
Texas, N.A.  Mr. Anderson is currently a
Trustee and member of the Board of Governors of Rice University.
He has served on several State of Texas
committees and on the Board of the Greater Houston Partnership, the Texas Chamber of Commerce, and the Texas
Research League.

J. Kent Friedmanis a Director of the Managing General Partner per the designation of the Additional General
Partner. Mr. Friedman has been a partner of Mayor, Day, Caldwell & Keeton, L.L.P., a Houston law firm, since
1982. Prior to such time Mr. Friedman was a partner at Butler & Binion, a Houston law firm. Mr. Friedman is a member of the Executive Committee of the Board of Directors of the Houston Symphony, President of the Friends of Hermann Park and Co-President of the Foundation for Jones Hall.

Paul N. Schwartzis a Director and Vice President of the Managing General Partner. Mr. Schwartz was named a director, President and Chief Operating Officer of MAXXAM in January 1998. Mr. Schwartz has served as Chief
Financial Officer of MAXXAM since January 1995. From January 1995 to January 1998 he also served as Executive Vice President of MAXXAM. Prior to that he served as Senior Vice President-Corporate Development of MAXXAM from June 1987 to January 1995, as Vice President-Corporate Development from July 1985 to June 1987 and as Vice President since 1982. Mr. Schwartz also serves as a director and a Vice President and Chief
Financial Officer of MGHI, MGI, The Pacific Lumber Company ("Pacific Lumber"), a subsidiary of MGI engaged in forest products operations, and Scotia Pacific Holding Company ("Scotia Pacific"), a subsidiary of Pacific
Lumber. Mr. Schwartz is a director of SLM Funding Corporation, which is a subsidiary of the Student Loan
Marketing Association. Mr. Schwartz also serves as the sole director and executive officer of United
Financial Group, Inc., a Delaware corporation.

          Directors of the Managing General Partner are elected annually to serve for one year and until their successors are duly elected, qualified, and approved by the Racing Commission. Each director of the Managing General Partner is required to be approved by the Racing Commission. The current directors of the Managing General Partner have received the approval of the Racing Commission.
ITEM 11.  EXECUTIVE COMPENSATIONSummary Compensation Table
     The following table sets forth
compensation information, cash and non-cash, for each of the Partnership's last three completed fiscal years with respect to (a) all individuals serving as the Partnership's chief executive officer during the last fiscal year, and (b) the other most highly compensated executive officers of the Partnership (other than the current chief executive officer) who were serving as executive officers of the Partnership at the end of 1997 and who received over $100,000 in aggregate salary and bonus in respect of 1997.


                            Annual Compensation
                        ------------
       (a)         (b)     (c)      (d)       (e)      (f)
    Name and       Year  Salary    Bonus   Other       (1)
Principal         -----    ($)      ($)    Annual   All
Position          --    -------- --------  Compensa Other
------------            ----     ----      tion     Compensa
                                           (1)      tion
                                              ($)      ($)
                                           -------- --------
                                           ----     ----
Robert L. Bork     1997  208,000   35,000      -         -0-
(2)
     Senior Vice   1996  200,000   41,250      -       4,806(3)
President and
     General       1995   36,923      -0-      -         -0-
     Manager

Ann McGovern       1997  114,400   15,000      -         -0-
     Vice          1996  110,000   15,000      -         -0-
     President
     of
          Operat   1995  110,000   25,000      -      12,210(3)
          ions

Michael J. Vitek  1997    93,600   15,000      -         -0-
     Vice          1996   90,000   15,000      -         -0-
     President
     of
          Accoun   1995   90,000   25,000      -         -0-
          ting


     (1) Excludes perquisites and other personal benefits because the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
     (2) Mr. Bork served as chief executive officer of the Partnership during 1996 and 1997. Mr. Bork commenced his employment with the Partnership on October 25, 1995.
     (3)  Reflects reimbursement of moving related expenses.



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

Compensation Committee Report      SHRP General Partner, Inc. is
the managing general partner of the
Partnership, and the names appearing below are all of the directors of SHRP General Partner, Inc. When the
Board of Directors of SHRP General Partner, Inc. (the "Board") acts with respect to compensation matters, the entire Board acts as no compensation committee has been appointed.

          The executive officers named in the Summary
Compensation Table have been retained and are compensated in accordance with their respective individual employment letter agreements. In reaching those agreements, the customary levels and types of pay prevalent for such positions in the horse racing industry were considered and served as guidelines. The individual salary histories and previous experience of the executives were also considered as was the timing within which the Partnership needed to replace previously discharged executives. Other than participation in a group health insurance program which is partially employer-provided, the only non-salary direct compensation being provided to such executives are incentive bonuses. Executives may be considered for a bonus on an annual basis. Although discretionary, bonuses granted in the past have been generally in the range of 5% to 15% of annual salary. The President of the Partnership outlines functions and goals for each executive officer and formulates bonus levels for executive officers (with the advice and consent of the Board in certain instances).

                                                  D. Kent
Anderson
                                                  J. Kent
Friedman
                                                  Charles E.
Hurwitz
                                                  James D.
Noteware
                                                  Paul N.
Schwartz
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENTThe Partnership          The
following table sets forth the beneficial ownership of partnership interests in the
Partnership as of March 1, 1998 of (i) each person known by the Partnership to beneficially own five percent or more of the outstanding partnership interests, (ii) each director of the Managing General Partner who owns a partnership interest, and
(iii) all directors and
officers of the Managing General Partner and the Partnership as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the partnership interest shown as beneficially owned by him.


  Name and Address of     Type of Interest       Aggregate
    Beneficial Owner    ------------            Partnership
------------                                 Interest
                                             ------------
New SHRP Acquisition,   Limited Partner            64.8%
Inc. (1)
SHRP Equity, Inc. (2)    Additional General        33.3%
                        Partner

     (1) MAXXAM owns all of the issued and outstanding shares of common stock of New SHRP
Acquisition, Inc. Mr. Charles E. Hurwitz and affiliates of Federated Development Company
("Federated") collectively own 99% and 38.2% of MAXXAM's Class A preferred stock and common stock, respectively (resulting in a combined voting control of approximately 68%). Mr.
Hurwitz is the Chairman of the Board and Chief Executive Officer of MAXXAM and Chairman and
Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.
     (2) The outstanding shares of stock of SHRP Equity, Inc. were issued to the holders of allowed unsecured claims in connection with the bankruptcy proceedings of the Partnership. Wholly owned subsidiaries of MAXXAM, beneficially own 74.2% of the issued and outstanding stock of
SHRP Equity, Inc. which equates to a 24.7% interest in the Partnership.


The Managing General Partner       Sam Houston Entertainment
Corp., a wholly owned subsidiary of
MAXXAM, owns all of the Common Stock of the Managing General
Partner of which 3,000 shares are currently issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Certain individuals employed by
MAXXAM and its wholly owned subsidiaries provide management, legal, financial, corporate development and other services to the Partnership from time to time. These affiliates are reimbursed for their estimated actual costs incurred in providing services to the Partnership. As of March 1, 1998, MAXXAM and its subsidiaries have received an aggregate of $488,070 in respect of such services performed in 1997.

          J. Kent Friedman, AGP Director, is a partner of a law firm that has provided services to the Partnership. In addition, such law firm has represented MAXXAM in various matters not related to the Partnership. The Partnership had an agreement with Mr.
Friedman's law firm to coordinate legislative efforts. As of March 1, 1998, Mr. Friedman's law firm has received an aggregate of $147,480 in respect of such services performed in 1997.

          See also Notes 8 and 9 to the Consolidated Financial
Statements appearing in Item 8.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K(a)    Index to
Financial Statements                Page1.FINANCIAL STATEMENTS (APPEARING IN
ITEM 8):
               Report of Independent Auditors 21
               Consolidated balance sheets at December 31, 1997
and 199622
               Consolidated statements of operations for the three years ended December 31, 199723
               Consolidated statements of partners' capital
(deficit) for the three years ended
                     December 31, 199724
               Consolidated statements of cash flows for the three years ended December 31, 199725
               Notes to consolidated financial statements26

     2.   FINANCIAL STATEMENT SCHEDULES:
               All schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(b)  Reports on Form 8-K      None.

(c)  Exhibits       Reference is made to the Index of Exhibits
immediately preceding the
exhibits hereto (beginning on page 46) which index is
incorporated herein by reference. SIGNATURES          Pursuant to the
requirements of Section 13 or
15(d) of the Securities Exchange Act
of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAM HOUSTON RACE PARK, LTD.


Date: March 30, 1998               By:              /S/ MICHAEL
                                   J. VITEK
                                   Michael J. Vitek, Vice
                                   President of Accounting

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been
signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1998               By:              /S/ ROBERT L.
                                   BORK
                                   Robert L. Bork, General
                                   Manager
                                   (Principal Executive Officer)

Date: March 30, 1998               By:              /S/ MICHAEL
                                   J. VITEK
                                   Michael J. Vitek, Vice
                                   President of Accounting
                                   (Principal Financial and
                                   Accounting Officer)


                                   SAM HOUSTON RACE PARK, LTD.
                                   By: SHRP General Partner, Inc.
                                   its Managing General Partner


Date: March 30, 1998               By:                /S/ CHARLES
                                   E. HURWITZ
                                   Charles E. Hurwitz, Chairman
                                   of the Board


Date: March 30, 1998               By:                 /S/ PAUL
                                   N. SCHWARTZ
                                   Paul N. Schwartz, Director


Date: March 30, 1998               By:               /S/ JAMES D.
                                   NOTEWARE
                                   James D. Noteware, Director


Date: March 30, 1998               By:                /S/ D. KENT
                                   ANDERSON
                                   D. Kent Anderson, Director

Date: March 30, 1998               By:              /S/ J. KENT
                                   FRIEDMAN
                                   J. Kent Friedman, Director


               Description
  Number



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

*4.5           Amended and Restated Real Estate Tax Escrow and
               Security Agreement dated July 1, 1997
               among the Partnership, Trustee and Southwest Bank of Texas

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






Exhibit                            Description
Number



10.4           Registration Rights Agreement dated October 6,
               1995 among the Partnership, SHRP
               Equity, Inc. and First Bank National Association
               (incorporated herein by reference to
               Exhibit 10.5 to the Partnership's Form 10-Q dated
               September 30, 1995)

10.5           Instrument of Adherence of MAXXAM Inc. dated
               October 6, 1995 (incorporated herein by
               reference to Exhibit 10.7 to the Partnership's
               Form 10-Q dated September 30, 1995)

10.6 Instrument of Adherence of Charles E. Hurwitz dated October 6, 1995 (incorporated herein by reference to Exhibit 10.8 to the Partnership's Form 10-Q dated September
               30, 1995)

10.7 Horsemen's Agreement dated November 26, 1996 between Texas Thoroughbred HBPA, Inc.
               and the Partnership (incorporated herein by reference to Exhibit 10.13 to the Partnership's Form 10-K dated December 31, 1996)

*10.8          Addendum dated December 1, 1997 to Horsemen's
               Agreement between the Texas
               Thoroughbred HBPA, Inc. and the Partnership

*10.9          Horsemen's Agreement dated March 6, 1997 between the Texas
      Protectiv
Horsemen'      e Association and the Partnership
s
Benevolen
t and

*10.10         Addendum dated December 1, 1997 to Horsemen's
               Agreement between the Texas Horsemen's
               Benevolent and Protective Association and the Partnership

10.11          Totalisator Services Agreement dated September 8,
               1997 between Autotote Systems, Inc.
               and the Partnership (incorporated herein by reference to Exhibit 10.1 to the Partnership Form 10-Q for the quarter ended
               September 30, 1997)

10.12          Promissory Note dated December 13, 1994 by the
               Partnership in favor of Harris County,
               Texas (incorporated herein by reference to Exhibit
               10.41 to the Partnership's Form
               10-K for the year ended December 31, 1994)

*10.13         Satellite Transmission Agreement dated February
               24, 1998 between Autotote
               Communications Services, Inc. and the Partnership

10.14          Agreement dated December 30, 1993 between the
               Partnership and International Sound
               Corporation (incorporated herein by reference to Exhibit 10.45 to the Partnership's
               Form 10-K for the year ended December 31, 1994)

10.15 Amendment to Agreement dated December 30, 1993 between the Partnership and
               International Sound Corporation (incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 10-Q dated June 30, 1997)

10.16          Letter Agreement dated February 23, 1996 between
               Mayor Day, Caldwell & Keeton, L.L.P.
               and the Partnership (incorporated herein by reference to the Partnership's Form 10-K dated December 31, 1996)



Exhibit                            Description
Number



10.17 Amendment to letter agreement dated January 31, 1997 between Mayor Day, Caldwell &
               Keeton, L.L.P. and the Partnership (incorporated herein by reference to the
               Partnership's Form 10-K dated December 31, 1996)

10.18          Consulting Agreement dated January 1, 1997 between Stan
           reference to the Partnership's Form 10-K dated
Schlueter      December 31,
and the        1996)
Partnersh
ip
(incorpor
ated
herein by

10.19          Alcoholic Beverage Concession Agreement dated
               September 19, 1996 between 97, Inc. and
               the Partnership (incorporated herein by reference to the Partnership's Form 10-K dated December 31, 1996)

               Executive Compensation Plans and Arrangements

10.20 Employment Agreement, dated November 24, 1992 between MAXXAM Property Company and
               James D. Noteware (incorporated herein by reference to Exhibit 10.33 to the Partnership's Form 10-K for the year ended
               December 31, 1994)

10.21 Letter Agreement, dated August 19, 1994 between the Partnership and Ann M. McGovern
               (incorporated herein by reference to Exhibit 10.34 to the Partnership's Form 10-K for the year ended December 31, 1994)

10.22 Letter Agreement, dated November 11, 1994 between the Partnership and Michael J.
               Vitek (incorporated herein by reference to Exhibit
               10.35 to the Partnership's Form
               10-K for the year ended December 31, 1994)

10.23          Agreement between the Partnership and Robert L.
               Bork. (incorporated herein by
               reference to Exhibit 10.10 to the Partnership's
               Form 10-Q dated September 30, 1995)


---------------
* Included with this filing.