Form 10-K/A
period 1997-12-31
SAM HOUSTON RACE PARK LTD
filed 1998-04-01
CIK 911082

REAL ESTATE TAX
ESCROW AND SECURITY AGREEMENT

(Sam Houston Race Park, Ltd.)
TABLE OF CONTENTS
TO
REAL ESTATE TAX ESCROW
AND SECURITY AGREEMENT


1.       Parties In Interest1
2.       Recitals1
3.       Escrow Holder2
4.       Deposits into Escrow2
5.       Withdrawal Terms3
a.       Payment of Taxes3
b.       Right of Contest4
c.       No Other Disbursements4
6.       Interest4
7.       Default Provisions4
8.       Security Interest4
a.       Grant of Security Interest4
b.       UCC Rights5
c.       Acknowledgment of Security Interest5
9.       Warranties5
10.      Termination of Escrow5
11.      Investment of Funds in Tax Escrow Account5
a.       The Partnership's Right to Request Investments6
b.       Permitted Investments6
c.       Risk of Loss7
12.      Responsibilities of Escrow Holder7
a.       Books, Records, and Statements7
b.       Escrow Holder's Right to Resign7
c.       Standard of Care of Escrow Holder8
d.       Reliance on Instructions8
13.      Fees and Expenses8
14.      Liability of Parties9
15.      Hold Harmless9
16.      Waiver of Offset9
17.      Collateral Document; Curative Rights9
18.      Notices9
19.      Applicable Law10
20.      Headings10
22.      Attorneys' Fees and Expenses11
23.      Assignment11
24.      Agency11
REAL ESTATE TAX
ESCROW AND SECURITY AGREEMENT

Sam Houston Race Park, Ltd.


         Parties In Interest:

                 THIS REAL ESTATE TAX ESCROW AND SECURITY AGREEMENT (this "Agreement") is entered into as of July 1, 1997 (the "Effective Date") by and among SAM HOUSTON RACE PARK, LTD. (the "Partnership"),a Texas limited partnership, whose managing general partner is SHRP GENERAL
PARTNER, INC. ("General Partner"), a Texas corporation, FIRST BANK
NATIONAL ASSOCIATION ("Trustee"), a national banking association, as Trustee under the New Indenture (as hereinafter defined) and SOUTHWEST BANK OF TEXAS, N.A. ("Escrow Holder"), a national banking association domiciled in Texas. Capitalized terms used but not defined herein shall have the meanings given such terms in the New Indenture.

         Recitals:

         The Partnership is the owner of those certain tracts of land (the "Site") upon which is located a Class 1 horse racing facility (the "Racing Facility") operated by the Partnership pursuant to a Class 1 racetrack license (the "License") issued to the Partnership by the Texas Racing Commission pursuant to the Texas Racing Act.

         To finance the construction of the Racing Facility, the Partnership and SHRP Capital Corp., a New York corporation, issued 11-3/4% Senior Secured Notes Due 1999 (the "Original Notes") pursuant to that certain Indenture, dated as of July 7, 1993, by and among the Partnership, SHRP Capital Corp., SHRP, Inc. and Chemical Bank, as Trustee (the "Indenture").

         The Partnership defaulted on an interest payment with respect to the Original Notes and the Partnership, SHRP Capital Corp. and other entities subsequently filed for protection under Chapter 11 of the United States Bankruptcy Court.

         The Plan of Reorganization confirmed pursuant to such Chapter 11 proceedings provided for a variety of modifications with respect to the Indenture for the Original Notes, said modifications being reflected in an Amended and Restated Indenture (the "New Indenture") by and among the Partnership, New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, as Trustee.

         To secure the payment and performance of all of the agreements, covenants and provisions under the New Indenture and the indebtedness represented by the 11% Senior Secured Extendible Notes Due 2001 issued pursuant to the New Indenture (the "Notes"), and the related documents
(which indebtedness and payment and performance obligations are collectively referred to herein as the "Obligations"), the Partnership has duly authorized the execution and delivery of that certain Amended and Restated Deed of Trust, Assignment, Security Agreement and Financing Statement (the "Original Deed of Trust") and a Deed of Trust, Assignment, Security Agreement and Financing Statement (the "New Deed" and, together with the Original
Deed of Trust, the "Deeds of Trust"), both dated as of October 5, 1997. The Deeds of Trust cover the Racing Facility and certain adjoining property and all other real and personal property interests of the Partnership.

         Under the provisions of the Deeds of Trust, the Partnership must make monthly deposits into an escrow account, such deposits to be of sufficient funds to permit the payment in full of the next maturing real estate taxes and assessments and all municipal utility district assessments and any other ad valorem impositions levied by any other taxing or assessing districts or bodies (hereinafter collectively referred to as "Taxes") before any penalty or interest for the nonpayment thereof attaches or accrues.

         The parties hereto are entering into this Agreement to provide for said deposits for Taxes, and Escrow Holder is willing to act as holder of the deposits so made by the Partnership on the terms and conditions hereinafter et forth.

         The foregoing recitals are incorporated herein by reference.

AGREEMENT         Escrow Holder:  Escrow Holder has been appointed as the agent and bailee of Trustee to hold, invest, reinvest, administer and disburse the Tax Account Pledged Assets (as hereinafter defined). Escrow Holder hereby accepts such appointment and agency subject to the terms of this Agreement, and acknowledges that it shall hold the Tax Escrow Account (as hereinafter defined) and the Tax Account Pledged Assets subject to the terms of this Agreement.

         Deposits into Escrow:

         Tax Deposit Account. All sums deposited by or on behalf of the Partnership with Escrow Holder under this Agreement will be deposited by Escrow Holder in a separate interest-bearing escrow account with Escrow Holder in the name of First Bank National Association Tax Escrow Account, in trust for the benefit of the Holders (the "Tax Escrow Account"), which escrow account is pledged to Trustee. The Tax Escrow Account number is escrow account number 9055134.

         Initial and Subsequent Deposits. As of the Effective Date, at least $600,000 is on deposit in the Tax Escrow Account, representing 7/12ths of the Taxes which the Partnership estimates will be due for calendar 1997 as evidenced by a certificate from the Partnership to Escrow Holder dated as of the Effective Date. Beginning July 1, 1997 and continuing on the first day of each ensuing calendar month thereafter, the Partnership shall make monthly deposits to Escrow Holder for deposit into the Tax Escrow Account (with a copy of the Partnership's transmittal letter evidencing the amount deposited being delivered to Trustee) equal to 1/12th of the Taxes estimated by the Partnership to be due for the then current calendar year, which deposits shall be adjusted in accordance with the following provisions of this paragraph 4. The Partnership's calculation of monthly tax deposits shall not be reduced to take into account interest projected to be earned on invested funds, but may take into account interest earned on funds in the Tax Escrow Account in prior years which the Partnership elects in writing to retain in the Tax Escrow Account. The Partnership shall provide with its deposit due on or before January 1 of each year a certificate from an authorized officer of the Partnership stating that its monthly deposits to be made beginning with the deposit due January 1 through and including the deposit due December 1 will be sufficient to fully discharge the Taxes for such year based on information then known to the Partnership. The Partnership shall concurrently provide a calculation of estimated Taxes due for such calendar year, indicating such deposits are sufficient.

         Adjustments. The Partnership shall be responsible for determining the sufficiency of its monthly deposits to ensure sufficient funds are deposited into the Tax Escrow Account by December 31 of each calendar year to pay the Taxes due for that calendar year in full. Notwithstanding the foregoing, if the Partnership receives tax statements from any taxing authority after December 31 of any year, the Partnership shall have fifteen (15) Business
Days (as defined in the New Indenture) after receipt of such statements to deposit with Escrow Holder any additional sum required to pay such Taxes in full. If the Partnership at any time determines its monthly deposits are insufficient, or if it receives written notice from the Trustee that its deposits are insufficient, the Partnership shall with its next payment due
(i) deposit an amount equal to the difference between the deposits previously made for such calendar year and the amount such deposits would have been had the actual amount of such Taxes, or the Partnership's revised estimate, been used as the basis for such deposits, and (ii) adjust its deposit for that month accordingly. Subsequent monthly deposits for that calendar year will also be adjusted by the Partnership. The Partnership shall provide at the time of such adjustment a new certificate as to the sufficiency of its deposits as so revised and a new calculation indicating such sufficiency. Trustee for the sole benefit of the Trustee and the Holders, will use good faith efforts to instruct the Partnership to adjust its deposits in accordance with the foregoing provisions of this paragraph 4c. Trustee's failure to do so, or any underestimate of Taxes payable made by Trustee, shall not limit or affect the Partnership's obligations hereunder and under the Deeds of Trust to deposit sufficient funds to pay Taxes and to pay, or cause to be paid, all Taxes due not later than 20 days prior to delinquency.

         Change in Payment. If for any reason the Taxes or any component thereof become payable at any time other than annually in arrears, the Partnership shall adjust its escrow payments accordingly to ensure that sufficient amounts are deposited at least 60 days prior to the time penalties and interest can be assessed for late payment for each Tax payment due.

         Withdrawal Terms:

         Payment of Taxes: Escrow Holder shall after receipt of the appropriate Tax bills from the Partnership issue and deliver checks within three (3) business days against the funds in the Tax Escrow
Account for the amount of
said installment, to the extent there exists such funds in the Tax Escrow Account, and made payable to the appropriate taxing authorities, providing a copy of its transmittals and the enclosed checks to Trustee and the Partnership. If there are insufficient funds in the Tax Escrow Account, Escrow Holder shall notify the Partnership of such deficiency and the Partnership shall within five (5) Business Days deposit funds with Escrow
Holder in the amount of such deficiency. Nothing herein shall (i) relieve the Partnership of its obligation to timely pay Taxes in full or (ii) require Escrow Holder to pay Taxes from its own funds.

         Right of Contest: The Partnership may in good faith elect to contest any Tax assessment in accordance with applicable Requirements. The Partnership shall notify Escrow Holder and Trustee of such election and provide them with such information regarding such contest as either may request. The Partnership shall deposit with Escrow Holder such additional sums as Trustee may require to cover penalties and/or interest which would become payable in connection with such contest if the Partnership did not prevail. Trustee's determination as to such additional deposit shall be final as to all parties hereto, but shall not relieve the Partnership from its obligation to timely pay Taxes in full if such amount is insufficient. In all events such Taxes shall be paid by the Partnership, and if unpaid, upon written notification from the Trustee to the Escrow Holder, shall be immediately paid by Escrow Holder, to the extent there are funds in the Tax Escrow Account.

         No Other Disbursements: Except for the payment of interest as provided in paragraph 6 below, and except upon termination of this Agreement as contemplated by paragraph 10 below, Escrow Holder shall not disburse or otherwise pay any funds from the Tax Escrow Account other than in accordance with this paragraph 5.

         Interest: So long as (i) payments of Taxes are paid in full prior to the date when any penalty or interest attaches or accrues (subject to the Partnership's right of contest under paragraph 5b), and (ii) Escrow Holder has not received a Default Notice (as defined in paragraph 7 below), Escrow Holder shall pay directly to the Partnership within five (5) Business Days of Escrow Holder's receipt of a written request from the Partnership and written authorization and consent from the Trustee made not earlier than the date of payment of Taxes to the taxing authorities or later than 30 days after such payment is made, all interest earned on the funds in the Tax Escrow Account, less Expenses (as defined in paragraph 13 below) on each date when Tax payments are made in full from the Tax Escrow Account (provided account funds are otherwise sufficient to pay the Taxes due and Expenses incurred), and upon termination of this Agreement pursuant to paragraph 10 below.

         Default Provisions: Upon receipt by Escrow Holder of written notice from Trustee that an Event of Default (as defined in the New Indenture) has occurred under the New Indenture (a "Default Notice"), Escrow Holder shall not permit any withdrawal from the Tax Escrow Account until it is instructed in writing to do so by Trustee. At the written request of Trustee and following receipt of a Default Notice from the Trustee stating that an Event of Default has occurred, Escrow Holder shall within three (3) Business Days pay over to Trustee after payment to the Escrow Holder of any and all fees, expenses and amounts due the Escrow Holder, all of the Tax Account Pledged Assets (as hereinafter defined), including principal and interest and all investments. The Partnership agrees that Trustee shall be entitled to apply the proceeds of the Tax Account Pledged Assets to the Indebtedness (as defined in the Deeds of Trust) in any manner which Trustee deems appropriate. Upon such payment by Escrow Holder to Trustee, this Agreement shall terminate. Escrow Holder shall have no responsibility with respect to the application of any Tax Account Pledged Assets paid by Escrow Holder to Trustee.

         Security Interest:

         Grant of Security Interest: This Agreement is intended to provide additional security for the payment of all amounts now and in the future payable under the Notes, the New Indenture, the Deeds of Trust and the Transaction Documents. To that end, the Partnership hereby grants, pledges, transfers and assigns to Trustee a continuing security interest in the following, whether now existing or hereafter acquired or arising: all of
(i) the Tax Escrow Account, and all instruments, securities, documents, accounts, general intangibles, money and other property and contents herein and thereof, and all rights relating thereto and proceeds therefrom and thereof, including, without limitation, the deposits made into the Tax Escrow Account from time to time and all earnings thereon at any time or from time to time in the possession or control of Escrow Holder, (ii) all books and records relating to the types and items of property described in the foregoing clause (i) and (iii) all proceeds (whether cash or non-cash, and including, without limitation, insurance proceeds) and products of the property described in the foregoing clause (i), and all replacements and substitutions therefor and all additions and accessions thereto (collectively called the "Tax Account Pledged Assets").

         UCC Rights: In addition to all rights and remedies given to Trustee by this Agreement, Trustee shall have the rights and remedies of a secured party under the Uniform Commercial Code and any other applicable law. The Partnership shall be responsible for timely executing all financing statements, continuation statements and other documents as may be necessary to perfect, continue or otherwise evidence said security interest, and, upon notice from Trustee, the Partnership will promptly execute such financing statements, continuation statements and other documents as may be requested (but which do not materially increase the Partnership's obligations under this Agreement) to perfect, continue or otherwise evidence said security interest. The Partnership shall pay all expenses and fees for the preparation and filing thereof.

         Acknowledgment of Security Interest: Escrow Holder acknowledges receipt of notice of Trustee's security interest in the Tax Account Pledged Assets.

         Warranties: The Partnership does hereby warrant and represent to Trustee and Escrow Holder that the Partnership is the owner of all of the Tax Account Pledged Assets, and (i) the Partnership has not heretofore made any assignment or pledge of, granted a security interest in, or otherwise transferred or encumbered all or any part of its interest in all or any part of the Tax Account Pledged Assets, and (ii) the Tax Account Pledged Assets are free and clear of any security interest, pledge, assignment or other encumbrance other than the security interest created hereby. Escrow Holder does hereby warrant and represent to Trustee that Escrow Holder has not received notice from any individual or entity, except Trustee, claiming an interest in the Tax Account Pledged Assets.

         Termination of Escrow: Provided this Agreement has not been terminated pursuant to paragraph 7 hereof, this Agreement, and the escrow provided for herein, shall automatically terminate when Escrow Holder receives written notification from Trustee that all amounts due from the Partnership to Trustee and the Holders have been paid in full, the Notes have been fully paid and cancelled, and the Deeds of Trust discharged. Upon termination of this Agreement as provided in this paragraph, Escrow Holder shall deliver the remaining Tax Account Pledged Assets to the Partnership after payment of any and all outstanding fees, expenses and amounts due the Escrow Holder.

         Investment of Funds in Tax Escrow Account: Until Escrow Holder shall have received a Default Notice, any monies held as a part of the Tax Escrow Account shall be invested or reinvested by Escrow Holder in the One Group U.S. Treasury Money Market Fund or other Permitted Investments as directed in writing by the Partnership (as hereinafter defined) in the name of the Tax Escrow Account in trust for the Trustee and Holders.

         The Partnership's Right to Request Investments: All investments shall be held in the name of Tax Escrow Account in trust for the benefit of the Trustee and Holders, free and clear of all Liens. Escrow Holder shall make each requested Permitted Investment within one (1) Business Day after Escrow Holder's receipt of the written request from the Partnership, unless the nature of the Permitted Investment reasonably requires a longer period to complete the investment. Except as provided in the next sentence, the Partnership may not make more than five (5) requests for investments per calendar month. There shall be no limit to the number of requests for investments under paragraph 11b(3) hereof.

         Permitted Investments: the term "Permitted Investments" as used herein shall mean:

         U.S. Government Obligations (as such term is defined in the New Indenture);

         any certificate of deposit or bankers' acceptance, in each case, maturing not more than 180 days after the date of acquisition, issued by, or, in the case of bankers' acceptances, accepted by, or time deposit of, any bank or trust company organized under the laws of the United States of America or any state thereof or the District of Columbia or any United
States branch office or agency of any foreign depository institution, in each case that has combined capital and surplus and undivided profits of not less than $200 million or whose unsecured, unguaranteed long-term debt obligations are rated "A" (or higher) by S&P and "Aa2" (or higher) by Moody's , or whose unsecured, unguaranteed commercial paper obligations are rated "A-2" (or higher) by S&P and "P-2" (or higher) by Moody's;
Repurchase agreements entered into with entities whose unsecured, unguaranteed long-term debt obligations are rated "A" (or higher) by S&P and
 "A2" (or higher) by Moody's, or whose unsecured, unguaranteed commercial paper obligations are rated "A-2" (or higher) by S&P and "P-2" (or higher) by Moody's, pursuant to a written agreement with respect to any obligation described in clauses (1), (2) or (4) of this subparagraph 11b;

         Commercial paper (including both noninterest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than 180 days after the date of acquisition), issued by a corporation (other than an Affiliate or Subsidiary of the Partnership) organized and existing under the laws of the United States of America with a rating, at the time as of which any investment thereof is made, of "P-2" (or higher) according to Moody's or "A-2" (or higher) according to S&P;

         Adjustable rate preferred stock that is rated "A" (or higher) by Moody's or S&P;

         Taxable or non-taxable auction rate securities which have interest rates reset on periodic short-term intervals (typically each 7, 14, 21, 28 or 49 days via a Dutch auction process) and which at the time of purchase have been rated and the ratings for which (A) for direct issues, must not be less than "P2" if rated by Moody's and not less than "A2" if rated by S&P, or (B) for collateralized issues which follow the asset coverage tests set forth in the Investment Company Act of 1940, as amended, must have long-term ratings of at least "AAA" if rated by S&P and "Aaa" if rated by Moody's;

         Money market deposit accounts issued or offered by any bank or trust company organized under the laws of the United States of America or any state thereof or the District of Columbia, in each case having capital and surplus in excess of $500 million;

         Non-taxable securities, maturing not later than one year after the date of acquisition, issued by any state or municipality and having ratings of at least "A" if rated by S&P and "A-2" if rated by Moody's; and

         The One Group U.S. Treasury Money Market Fund or equivalent investment.

         Risk of Loss. The Partnership shall be solely responsible for any loss of investments or breakage costs with respect to invested funds.
Escrow Holder does not guaranty or have responsibility or liability for any minimum return on investment of invested funds. The Partnership shall be solely responsible for matching maturity of investments with disbursements. Within two (2) Business Days after Trustee becomes aware of any loss of principal on invested funds, Trustee shall notify the Partnership in writing and the Partnership shall restore such loss within five (5) Business Days of receipt of such notice by payment to Escrow Holder for deposit into the Tax Escrow Account.

         Responsibilities of Escrow Holder.

         Books, Records, and Statements: Escrow Holder shall at all times during the term of this Agreement keep and maintain accurate, complete and up to date books and records with respect to the Tax Escrow Account, investments thereof, earnings thereon and disbursements therefrom. Escrow Holder shall provide monthly statements to Trustee and the Partnership showing the balance of the Tax Escrow Account, the earnings thereof and the disposition of said earnings.

         Escrow Holder's Right to Resign: Escrow Holder reserves the right to resign hereunder by 60 days' prior written notice to Trustee and the Partnership and at such time as a replacement escrow holder has been identified which will enter into an agreement substantially similar to this agreement and provide substantially the same services. Escrow Holder shall pay over to the replacement escrow holder (or, if Trustee so directs, to Trustee) all funds in the Tax Escrow Account. If such funds are paid to Trustee, such funds shall be held by the Trustee pursuant to the terms of the Deeds of Trust. Upon the delivery of such funds, this Agreement shall terminate and Escrow Holder shall not have any further liability or rights under this Agreement, except any claims against Escrow Holder for its willful misconduct or negligence relating to events occurring prior to such termination. In the event Escrow Holder does resign pursuant to this provision, the indemnity provided in paragraph 15 shall survive such termination. Escrow Holder shall have the right to cause a new Escrow Holder to be appointed if (i) such appointment is directed by a Federal
District or state court judge with competent jurisdiction or (ii) Escrow Holder obtains a replacement Escrow Holder that is a national bank with a lending office in Houston, Texas that has capital and surplus equal or greater than that of Escrow Holder as of the time the replacement is to be effective, as evidenced by the most recent audited financial statements available for the then current and proposed Escrow Holder, and in the case of either (i) or (ii), the replacement Escrow Holder joins Trustee and the Partnership in executing a new agreement on substantially the same terms as this Agreement, with the Partnership solely responsible for any increase in the fee of such replacement Escrow Holder.

         Standard of Care of Escrow Holder. Escrow Holder undertakes to perform such duties and only such duties as are specifically set forth in this Agreement, and no implied covenants or obligations shall be read into this Agreement against Escrow Holder. No provision of this Agreement shall be construed to relieve Escrow Holder from liability for its own negligent act, its own negligent failure to act or its own misconduct, except that (i) this sentence shall not be construed to limit the effect of the preceding sentence, (ii) Escrow Holder shall have no liability under this Agreement for actions taken in its reasonable judgment (unless Escrow Holder was negligent in ascertaining the pertinent facts), and (iii) no provision of this Agreement shall require Escrow Holder to expend or risk its funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that the repayment of such funds or adequate indemnity against the risk or liability is not reasonably assured to it. Escrow Holder shall be under no obligation to exercise any of the rights or powers vested in it by this Agreement at the request of the Trustee, unless the Trustee shall have offered Escrow Holder reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in connection with such request or direction. Escrow Holder may rely without further investigation on the Partnership's calculations of estimated Taxes payable for the then current year, the Partnership's corresponding calculation of the monthly deposits due under this Agreement, and any statements of valuations or tax bills it receives.

         Reliance on Instructions: If any disagreement arises under this Agreement, Escrow Holder shall rely solely on written instructions from Trustee.

         Fees and Expenses: In consideration for its duties under this Agreement, the Partnership shall pay Escrow Holder a fee of $2,500.00 per year in advance upon the opening of the account and upon the anniversary date of the opening of the account in each calendar year during the term of this Agreement. If this Agreement commences during a calendar year, the fee for such partial year shall be paid promptly on a pro rata basis. The Partnership shall also be responsible for all out-of-pocket costs and expenses of Escrow Holder as may be incurred by Escrow Holder in connection with the administration of this Agreement, including reasonable attorneys' fees, including a reasonable fee paid to Escrow Holder for the services of attorneys employed by Escrow Holder. Said fee, attorneys' fees, out-of-pocket expenses and other costs are collectively referred to hereinafter as the "Expenses." Any Expenses may be offset against interest earned, and only against such interest, on the Tax Escrow Account. The Partnership is absolutely responsible for the prompt payment of Expenses whether or not the interest earned on invested funds is sufficient to pay same and will pay all invoices received by it when due.

         Liability of Parties: The Partnership shall have sole liability for the Taxes and shall be responsible for seeing that sufficient funds are made available to Escrow Holder in adequate time for payment of the Taxes before same become delinquent.

15. HOLD HARMLESS: THE PARTNERSHIP HEREBY AGREES TO INDEMNIFY, PROTECT, SAVE AND HOLD HARMLESS ESCROW HOLDER AND TRUSTEE, AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS AND AGENTS PURSUANT TO THIS AGREEMENT, FROM
ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, CLAIMS, ACTIONS, SUITS, COSTS OR EXPENSES, INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS' FEES, EXPENSES, CHARGES, DISBURSEMENTS AND ADVANCES, OF WHATSOEVER KIND OR NATURE (COLLECTIVELY, "LOSSES"), IMPOSED ON, INCURRED BY OR ASSERTED AGAINST ESCROW HOLDER AND/OR TRUSTEE WHICH IN ANY WAY RELATE TO OR ARISE OUT OF THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND ANY ACTION TAKEN OR OMITTED TO BE TAKEN HEREUNDER; PROVIDED, HOWEVER, THAT THE PARTNERSHIP SHALL HAVE NO SUCH OBLIGATION TO INDEMNIFY, SAVE AND HOLD HARMLESS ESCROW HOLDER
OR TRUSTEE, AS THE CASE MAY BE, FOR ANY LIABILITY INCURRED BY, IMPOSED UPON OR ESTABLISHED AGAINST ESCROW HOLDER OR TRUSTEE, AS THE CASE MAY BE, FOR
ITS WILLFUL MISCONDUCT OR GROSS NEGLIGENCE. HOWEVER, ESCROW HOLDER AND TRUSTEE SHALL BE SPECIFICALLY INDEMNIFIED BY THE PARTNERSHIP FROM AND HELD HARMLESS AGAINST LOSSES WHICH ARE CAUSED IN WHOLE OR IN PART BY ITS OWN NEGLIGENCE, REGARDLESS OF WHETHER THE SAME SHALL BE SOLE, JOINT CONCURRENT
OR CONTRIBUTORY.

         16. Waiver of Offset: Except for the Expenses due Escrow Holder as provided in paragraph 13 above, Escrow Holder specifically and irrevocably waives any and all rights Escrow Holder now has or may in the future have to offset any amounts due from the Partnership to Escrow Holder against the funds in the Tax Escrow Account. Except to the extent of interest earned on invested funds expressly provided for in paragraph 13 above, Escrow Holder further agrees not to pay or attempt to pay to itself any funds in the Tax Escrow Account to satisfy any claims Escrow Holder may have against the Partnership or Trustee.

         17. Collateral Document; Curative Rights: This Agreement is a "Collateral Document" for purposes of the New Indenture. The notice and curative provisions contained in the Deeds of Trust and the New Indenture shall be applicable to any default or failure of performance by the Partnership under this Agreement; however, Escrow Holder shall not be deemed to have knowledge of a default unless it receives notice of such default from the Trustee as provided in Section 7.

         18. Notices: Any notice, demand, request, statement or consent made hereunder shall be in writing, signed by the party giving such notice, request, demand, statement or consent, and shall be effective upon receipt or refusal of service and may be delivered personally, by overnight or messenger delivery or by deposit in the United States mail, postage prepaid and registered or certified return receipt requested, or by facsimile (with a copy sent by one of the aforementioned methods). Unless changed by written notice to the other parties in accordance with this Agreement, notice shall be given to the following addresses:

If to the
Partnership:                      Sam Houston Race Park, Ltd.
                                  5847 San Felipe, Suite 2600
                                  Houston, Texas 77057
                                  Attention:  Corporate Secretary
                                  Phone No.:  (713) 267-3670
                                  Fax No.:      (713) 267-3703

With a copy to:           Sam Houston Race Park, Ltd.
                                  P.O. Box 2323
                                  Houston, Texas 77252-2323
                                  Attention:       Michael J. Vitek
                                                   Vice President of Accounting
                                  Phone No.:  (281) 807-8809
                                  Fax No.:      (281) 807-8703


If to
Trustee:                          First Bank National Association
                                  First Trust Center
                                  180 East Fifth Street
                                  St. Paul, Minnesota 55101
                                  Attention:  Corporate Trust Department
                                  Phone No.:  (612) 244-0721
                                  Fax No.:      (612) 244-0711

If to Escrow
Holder:                           Southwest Bank of Texas
                                  P.O. Box 27459
                                  Houston, Texas 77227-7459
                                  Attention:       Dave Farres
                                                   Executive Vice President/
                                                   Chief Financial Officer
                                  Phone No.:  (713) 235-8800
                                  Fax No.:      (713) 439-5994



         19. APPLICABLE LAW: THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED
TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS, EXCEPT THE PROVISIONS OF THIS AGREEMENT RELATING TO THE CREATION, PERFECTION, PRIORITY AND ENFORCEMENT OR FORECLOSURE OF THE LIENS, ASSIGNMENTS AND SECURITY INTERESTS GRANTED HEREUNDER IN THE TAX ACCOUNT PLEDGED ASSETS TO TRUSTEE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.


20. Headings: The paragraph headings used herein are for convenience only and are not to be used in interpreting this Agreement.

         21. Amendments: This Agreement is irrevocable and may only be amended by a written amendment executed by all the parties hereto.

         22. Attorneys' Fees and Expenses: Any reference to "attorney fees", "attorneys' fees" or "attorney's fees" in this Agreement includes all reasonable fees, charges, disbursements, advancements and costs incurred by Escrow Holder for both outside and in-house counsel in connection with the administration of this Agreement and the collection or enforcement of any obligations, or the defense of any actions, arising under this Agreement or otherwise with respect to any of the Tax Account Pledged Assets, including, without limitation, in connection with any proceeding under Title 11, United States Code.

         23. Assignment: This Agreement may not be assigned by the Partnership or Escrow Holder without the prior written consent of Trustee. Should an assignment be permitted hereunder, this Agreement shall inure to the benefit of and bind the successors and assigns of the parties hereto.

         24. Agency: Escrow Holder may not appoint an agent to perform its obligations under this Agreement without the prior written consent of the Partnership.


         IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the day and year first above written.

                 SAM HOUSTON RACE PARK, LTD.


                 By:/s/ Michael J. Vitek
                 Name: Michael J. Vitek
                 Title: Vice President of Accounting

                 The "Partnership"

                 FIRST BANK NATIONAL ASSOCIATION
By:/s/Richard H. Prokosch
Name: Richard H. Prokosch
Title: Trust Officer

                "Trustee"


SOUTHWEST BANK OF TEXAS, N.A.
By:/s/Dave Farries
Name: Dave Farries
Title: Executive Vice President/Chief Financial Officer

                 "Escrow Holder"




   [Signature Page to Real Estate Tax Escrow and Security Agreement]