Form 10-Q
period 1998-03-31
SAM HOUSTON RACE PARK LTD
filed 1998-05-15
CIK 911082

---------------




          UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          ---------------


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes /X/   No /  /





          ---------------





          INDEX
                                                                       PAGE
          PART I. - FINANCIAL INFORMATION    Item 1.   Financial
          Statements:
                                   Consolidated Balance Sheets at March 31,
          1998 and December 31, 1997     3
                                   Consolidated Statements of Operations
          for the three months ended
                                        March 31, 1998 and 1997     4
                                   Consolidated Statements of Cash Flows
          for the three months ended
                                        March 31, 1998 and 1997     5
                                   Condensed Notes to Consolidated
          Financial Statements     6
               Item 2. Management's Discussion and Analysis of Financial Condition and
                                        Results of Operations   10

          PART II. - OTHER INFORMATION  Item 1.   Legal Proceedings   12
               Item 6.   Exhibits and Reports on Form 8-K   12
               Signature  S-1





          CONSOLIDATED BALANCE SHEETS
                              (In thousands of dollars)



                                                   March 31,  December 31,
                                                     1998         1997
                                                 -------      -------
                                                  (Unaudited)
                          ASSETS

          Current assets:
               Cash and cash equivalents         $     2,997  $     2,728
               Restricted cash                         3,597        4,841
                                   Accounts receivable, net of
          allowance for doubtful
          accounts
                    of $119 and $163,
          respectively                                 1,830        1,133
               Prepaid expenses and other                490          328
          current assets                         -------      -------
                    Total current assets               8,914        9,030
                                                 -------      -------

          Property and equipment, net                 25,426       25,504
                                                 -------      -------
                                                 $    34,340  $    34,534
                                                 =======      =======

             LIABILITIES AND PARTNERS' DEFICIT

          Current liabilities:
               Accounts payable                  $     2,304  $     2,104
               Property taxes payable                    287        1,118
               Other liabilities                       1,558        1,593
               Amounts due to horsemen                 3,134        3,530
                                                 -------      -------
                    Total current liabilities          7,283        8,345
                                                 -------      -------

          Long term liabilities:
               Notes payable                          35,122       33,393
               Deferred management fees                2,095        1,861
                                                 -------      -------

                    Total liabilities                 44,500       43,599
                                                 -------      -------

          Commitments and contingencies (Notes 1
          and 6)





          Partners' deficit                          (10,160)      (9,065)
                                                 ------       -------
                                                 $    34,340  $     34,534
                                                 =======      =======


          /TABLE

          CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands of dollars)
                                     (Unaudited)



                                                     Three Months Ended
                                                         March 31,
                                                   ------------
                                                   1998      1997
          Revenues:
               Pari-mutuel commissions, net        $   4,620  $   4,274
               Food and beverage sales                 1,019        891
               Admissions, parking and other             922        820
                                                   ------     ------
                                                       6,561      5,985
                                                   ------     ------
          Costs and expenses:
               Cost of pari-mutuel operations            451        484
               Cost of food and beverage                 484        365
          operations
               Other operating                           757        645
               Salaries and wages                      2,187      2,210
               Management and other professional         422        618
          fees
               Marketing and advertising                 489        439
               Utilities                                 326        291
               Property taxes                            306        334
               Depreciation and amortization             239        227
               General and administrative                243        219
                                                   ------     ------
                                                       5,904      5,832
                                                   ------     ------

          Income from operations                         657        153

          Other income (expense):
               Interest income                            26         30
               Interest expense                       (1,778)    (1,434)
                                                   -----      -----
                                                      (1,752)    (1,404)
                                                   -----      -----



          Net loss                                 $  (1,095) $  (1,251)
                                                   =====      =====

          /TABLE

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands of dollars)
                                     (Unaudited)



                                                              Three Months
                                                            Ended
                                                               March 31,
                                                            ------------
                                                              1998    1997
                                                            ------- -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                     $(1,095) $(1,251)
               Adjustments to reconcile net loss to net
          cash provided by (used for) operating
          activities:
                    Depreciation and amortization              239     227
                    Amortization of discounts on long-term     441     246
          debt
                    Decrease in restricted cash              1,244     584
                    Increase in accounts receivable           (697)   (697)
                    Increase in prepaid expenses and other    (162)    (84)
                    Increase in accounts payable               200      26
                    Increase in deferred management fees       234     213
                    Increase in accrued interest             1,288   1,154
                    Increase (decrease) in amounts due to
          horsemen                                            (396)    203
                    Decrease in property taxes payable and    (862) (1,032)
          other liabilities                                 ------  -------
                         Net cash provided by (used for)
          operating activities                                 434    (411)
                                                            ------- -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
               Additions to buildings and equipment           (161)    (45)
                                                            ------- -------
                         Net cash used for investing
          activities                                          (161)    (45)
                                                            ------- -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
               Payments on notes payable, net                   (4)    (22)
                                                            ------- -------
                         Net cash used for financing
          activities                                            (4)    (22)
                                                            ------- -------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     269    (478)
          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,728   2,634
                                                            ------- -------





          CASH AND CASH EQUIVALENTS AT END OF PERIOD        $2,997  $2,156
                                                            ======  =======


          /TABLE

                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (In thousands of dollars)
          1.        Basis of Presentation and Future Cash RequirementsBasis
          of Presentation          The accompanying consolidated financial
          statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of March 31, 1998 wholly owned subsidiaries of MAXXAM held, directly or indirectly, a 25.7% general partner interest (including a 24.7% interest by virtue of its ownership of 74.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest in the Partnership.

                    The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1997 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentations. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at March 31, 1998, the consolidated results of its operations for the three months ended March 31, 1998 and 1997, and its consolidated cash flows for the three months ended March 31, 1998 and 1997.

          Future Cash Requirements      Although the Partnership continues
          to project a loss from operations on an annual basis for the foreseeable future, the Partnership had cash and cash equivalents of $3.0 million and a $1.7 million line of credit at March 31, 1998 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes





          have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

                    The Partnership is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to undertake further efforts aimed toward the adoption of legislation legalizing additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to
          draw additional attendance to the Race Park.   Nonetheless, there
          can be no assurance that any of these efforts will be successful.

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

          2.        Restricted Cash          The Partnership's restricted
          cash, as shown on the accompanying consolidated balance sheet at March 31, 1998 and December 31, 1997, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

          3.        Racing Operations        The Race Park offers pari-
          mutuel wagering on live thoroughbred or quarter horse racing during meets and simulcast racing throughout the year. The Race Park earns revenues on live racing and on simulcasting racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.

                    A summary of the pari-mutuel operations for the three months ended March 31, 1998 and 1997 is as follows:



                                                     Three Months Ended
                                                         March 31,
                                                   ------------





                                                      1998       1997
                                                   -----      ------
          Number of live race days                         45        61

          Live handle                              $    8,549 $    7,789
          Guest simulcasting handle                    23,358     21,747
          Host simulcasting handle                     77,537     69,075
                                                   ------     -----
                                                   $  109,444 $   98,611
                                                   =====      ======

          Net commissions from live racing         $    1,024 $      926
          Net commissions from guest simulcasting       2,077      1,933
          Net commissions from host simulcasting        1,519      1,415
                                                   ------     -----
                                                   $    4,620 $    4,274
                                                   ======     ======

          /TABLE

          4.        Notes Payable       Notes payable consist of the
          following:




                                                        March  December
                                                      31,      31,
                                                        1998     1997
                                                      -------  -------
                                                      (Unaudit
                                                      ed)
                         11% Senior Secured Extendible Notes due
          September 1, 2001 (net of unamortized
          discount of $14,501 in 1998 and
          $14,942 in 1997)                            $32,326  $31,886
          Accrued interest to be paid in-kind           2,576    1,288
                                                      -------  ------
                                                       34,902   33,174
          Unsecured promissory notes                      205      205
          Equipment leases                                  -        3
          Payable to Limited Partners                      23       23
                                                      -------  -------
               Total                                   35,130   33,405
          Less current portion included in other
          liabilities                                      (8)     (12)
                                                      ------   -------
                                                      $35,122  $33,393
                                                      =======  =======




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

          5.        Related Party Transactions         Management and other
          professional fees include $188 for the three months ended March
          31, 1998 and 1997, respectively, in management fees due to the Managing General Partner. Payment of management fees is deferred





          until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

                    The Partnership incurred service fees and related costs of $133 and $131 for the three months ended March 31, 1998 and 1997, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $14 and $83 during the three months ended March 31, 1998 and 1997, respectively, for legal and other consulting services performed by other affiliates.





          6.        Contingencies       The Partnership is involved in
          claims and litigation arising in the ordinary course of business. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Partnership's consolidated financial position, results of operations or liquidity.

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

          Results of Operations         Results of operations between
          periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year. Historically, the Race Park has derived a majority of its net pari-mutuel commissions from live racing and host simulcasting on thoroughbred racing. Therefore, net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year.

                    The following table presents selected attendance and wagering information for the three months ended March 31, 1998 and 1997:



                                                             Three Months
                                                           Ended
                                                               March 31,
                                                             1998     1997
          S>                                                       <C





          Number of live race days                               45      61
          Number of simulcast only days                          45      29
          Average daily attendance - live race days           3,137   2,372
          Average daily attendance - simulcast days             489     511

          Average live per capita wager                    $     61 $    54
                         Average combined live and guest per capita
          gross wager - live race days                          176     176
                         Average guest per capita gross wager -
          simulcast days                                        336     272

                       (Amounts in thousands)
          Live handle                                      $  8,549 $ 7,789
          Guest simulcasting handle                          23,358  21,747
          Host simulcasting handle                           77,537  69,075
                                                           -------- -------
                                                           $109,444 $98,611
                                                           =====

          Net commissions from live racing                 $  1,024 $   926
          Net commissions from guest simulcasting             2,077   1,933
          Net commissions from host simulcasting              1,519   1,415
                                                           -------- -------
          Total net pari-mutuel commissions                $  4,620 $ 4,274
                                                           ======== =======



          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted sixteen fewer live racing performances during the three months ended March 31, 1998 compared to the same period of 1997, due to the elimination of live racing on Wednesdays and on certain Thursdays. Wednesdays and Thursdays have historically generated lower average daily live attendance and lower average daily live handle. Average daily purses paid were approximately $90,000 during the three months ended March 31, 1998 compared to approximately $65,000 for the same time period of 1997. Generally, a significant increase in purses paid will result in improvements in the quality of a racetrack's racing program and the marketability of its simulcast signal. Management believes that the combination of the elimination of live racing performances and the higher purses paid were the primary factors which resulted in the 32% increase in the average daily attendance and the 13% increase in the live per capita wager during the three months ended March 31, 1998 compared to the same period of 1997.

                    In addition, net pari-mutuel commissions from host simulcasting increased during 1998 as compared to 1997 due to increased wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast





          signal. Management believes that the increase in the average daily purse paid, as described above, was a significant factor in the increased host simulcasting handle. Although average attendance on simulcast only days decreased slightly during the three months ended March 31, 1998 compared to the same period of 1997, an increase in the average guest per capita wager resulted in an increase in handle and net pari-mutuel commissions from guest simulcasting.

                    Food and beverage and other revenues increased during the three months ended March 31, 1998 compared to the same period of 1997 due to the overall increase in attendance during the period. Other revenues also increased due to the sale of additional corporate sponsorship and advertising packages during the three months ended March 31, 1998.

                    Income from operations. Income from operations for the three months ended March 31, 1998 improved from that of the comparable period of 1997 due to the increase in revenues discussed above. Costs and expenses increased slightly corresponding to the increase in attendance and handle activity during the period.

          Net loss.Net loss reflects the income from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three month period ended March 31, 1998 as compared to the prior periods due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.





          Liquidity and Capital Resources         At March 31, 1998, the
          Partnership had cash and cash equivalents of $3.0 million compared to $2.7 million at December 31, 1997. At March 31, 1998, the Partnership also had restricted cash of $3.6 million compared to $4.8 million at December 31, 1997. The decline in restricted cash is due to the annual payment of property taxes. Accounts receivable increased during the three months ended March 31, 1998 primarily due to an increase in the level of receivables generated from host simulcasting. The balance of Extendible Notes has increased during the three months ended March 31, 1998 due to the accrual of interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

                    See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.





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

          ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K        a.
          Exhibits:                27   Financial Data Schedule

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


                                            SAM HOUSTON RACE PARK, LTD.




          Date: May 15, 1998             By:    /S/  MICHAEL J. VITEK
                                        ------------
                                                 Michael J. Vitek
                                           Vice President of Accounting