Form 10-Q
period 1998-06-30
SAM HOUSTON RACE PARK LTD
filed 1998-08-11
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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




---------------
INDEX
                                                                       PAGE
PART I. - FINANCIAL INFORMATION
 Item 1.   Financial Statements
Consolidated Balance Sheets at June 30, 1998 and December 31, 1997     3
Consolidated Statements of Operations for the three and six months
     ended June 30, 1998 and 1997     4
Consolidated Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997     5
Condensed Notes to Consolidated Financial Statements     6

     Item 2.   Management's Discussion and Analysis of Financial
Condition and
                              Results of Operations   10

PART II. - OTHER INFORMATION
Item 1.   Legal Proceedings   13

     Item 6.   Exhibits and Reports on Form 8-K   13
     Signature  S-1

CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)


                                             June 30, December
                                               1998   31,
                                             ------     1997
                                                      -------
                                      (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents               $ 3,238  $ 2,728
     Restricted cash                           3,237    4,841
Accounts receivable, net of allowance
for doubtful accounts of $57 and $163,
respectively                                     438    1,508
     Prepaid expenses and other current          610      328
assets                                       -------  -------
          Total current assets                 7,523    9,405
                                             -------  ------

Property and equipment, net of accumulated
depreciation of
          $2,501 and $2,020, respectively     25,262   25,504
                                             ------   ------
                                             $32,785  $34,909
                                             ======   ======

     LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
     Accounts payable                        $ 1,426  $ 2,479
     Property taxes payable                      575    1,118
     Other liabilities                         1,551    1,593
     Amounts due to horsemen                   2,516    3,530
                                             -------  -------
          Total current liabilities            6,068    8,720
                                             -------  ------

Long-term liabilities:
     Notes payable                            37,033   33,393
     Deferred management fees                  2,333    1,861
                                             ------   -------

          Total liabilities                   45,434   43,974
                                             -------  ------

Commitments and contingencies (Notes 1 and 6)
Partners' deficit                             (12,649  (9,065)
                                             ------)  -------
                                             $32,785  $34,909
                                             =======  ======


CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands of dollars)


                                Three Months      Six Months
                              Ended            Ended
                                  June 30,         June 30,
                              ------------     ------------
                                1998     1997  1998          1997
                              ------   ------
                                (Unaudited)
Revenues:
     Pari-mutuel commissions,
net                           $2,702   $3,101  $7,322  $7,375
     Food and beverage sales     553      696   1,572   1,587
     Admissions, parking and
other                            740      737  1,662    1,557
                              ------   ------  -----   -----
                               3,995    4,534  10,556  10,519
                              ------   ------  ------  ------
Costs and expenses:
     Cost of pari-mutuel
operations                       341      378     792     862
     Cost of food and
beverage                         302      300     786     665
operations
     Other operating             697      565   1,454   1,210
     Salaries and wages        1,483    1,760   3,670   3,992
     Management and other
professional fees                475      606     897   1,224
     Marketing and               240      555     729     994
advertising
     Utilities                   267      266     593     557
     Property taxes              299      231     605     565
     Depreciation and            242      234     481     461
amortization
     General and                 221      214     464     411
administrative                ------   -----   ------  ------
                               4,567    5,109  10,471  10,941
                              ------   -----   ------  ------

Income (loss) from operations   (572)    (575)     85    (422)

Other income (expense):
     Interest income              56       67      82      97
     Interest expense          (1,973   (1,592  (3,751  (3,026
                              -----)   -----)  -----)  ----)
                               (1,917   (1,525  (3,669  (2,929
                              -----)   -----)  -----)  -----)



Net loss                      $(2,489  $(2,100 $(3,584 $(3,351
                              =====)   =====)  =====)  =====)


CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)


                                              Six Months Ended
                                                  June 30,
                                             ------------
                                               1998     1997
                                             -------  -------
                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                $(3,584) $(3,351)
     Adjustments to reconcile net loss to
net
cash provided by operating activities:
          Depreciation and amortization          481      461
          Amortization of discounts on         1,001      583
long-term debt
          Decrease in restricted cash          1,604    1,091
          Decrease in accounts receivable      1,070      804
          (Increase) decrease in prepaid        (282)     150
expenses and other
          Decrease in accounts payable        (1,053)    (347)
          Increase in deferred management        472      431
fees
          Increase in accrued interest         2,647    2,378
          Decrease in amounts due to          (1,014)    (639)
horsemen
          Decrease in other liabilities         (581)    (869)
                                             -------  -------
               Net cash provided by              761      692
operating                                    -------  ------
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to buildings and equipment       (239)    (161)
                                             -------  ------
          Net cash used for investing      (239)    (161)
activities                                   -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable, net              (12)     (54)
                                             -------  -------
               Net cash used for financing
activities                                   (12)         (54)
                                             -------  -------

INCREASE IN CASH AND CASH EQUIVALENTS            510      477
CASH AND CASH EQUIVALENTS AT BEGINNING OF      2,728    2,634
PERIOD                                       -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 3,238  $ 3,111
                                             ======   =======


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of dollars)
                                (Unaudited)
1.        Basis of Presentation and Future Cash RequirementsBasis
of Presentation          The accompanying consolidated financial
statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of June 30, 1998, wholly owned subsidiaries of MAXXAM held, directly or indirectly, 90.5% interest in the Partnership, consisting of a 25.7% general partner interest (including a 24.7% interest by virtue of its ownership of 74.2% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1997 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentations. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at June 30, 1998, the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997, and its consolidated cash flows for the six months ended June 30, 1998 and 1997.

Future Cash Requirements      Although the Partnership incurred a
loss from operations of $572 during the three month period ended
June 30, 1998, the Partnership has generated income from operations of $85 and cash flow from operations of $761 during the first six months of 1998. Also, at June 30, 1998 the Partnership had cash and cash equivalents of $3,238 and a $1,700 line of credit available to fund the operating activities of the Partnership. In addition, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.The Partnership is continuing to undertake marketing efforts to increase attendance and pari-mutuel handle at the Race
Park in order to generate additional income. Also, management intends to undertake further efforts aimed toward the adoption of legislation legalizing additional forms of gaming at the Race
Park in order to increase revenues. Management is analyzing various proposals to develop new forms of businesses at the Race
Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. Nonetheless, there can be no assurance that any of these efforts will be successful.

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

2.        Restricted Cash          The Partnership's restricted
cash, as shown on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.        Racing Operations        The Race Park offers pari-mutuel
wagering on live thoroughbred or quarter horse racing during meets and on simulcast horse and greyhound racing throughout the year. The Race Park earns revenues on live racing and on simulcasting racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The
Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.

          A summary of the pari-mutuel operations for the three and six months ended June 30, 1998 and 1997 is as follows:





                               Three Months    Six Months Ended
                             Ended                 June 30,
                                 June 30,
                               1998     1997    1998     1997
Number of live race days          4        20      49  78

Live handle                  $   818  $ 3,372 $  9,366 $ 11,161
Guest simulcasting handle     27,487   25,469   50,846   47,216
Host simulcasting handle       7,485   22,240   85,076   91,315
                             $35,790  $51,081 $145,288 $149,692

Net commissions from live    $    97  $   398 $  1,121 $  1,324
racing
Net commissions from guest     2,457    2,253    4,534    4,186
simulcasting
Net commissions from host        148      450    1,667    1,865
simulcasting
                             $ 2,702  $ 3,101 $  7,322 $  7,375


4.        Notes Payable       Notes payable consist of the
following:


                                             June 30, December
                                               1998   31,
                                             -------    1997
                                                      -------
     11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $13,941 in 1998 and
$14,942 in 1997)                             $35,463  $31,886
Accrued interest to be paid in-kind            1,358    1,288
                                             -------  -------
                                              36,821   33,174
Unsecured promissory notes                       197      208
Payable to Limited Partners                       23       23
                                             ------   -------
     Total                                    37,041   33,405
Less current portion included in other
liabilities                                  (8)          (12)
                                             -------  -------
                                             $37,033  $33,393
                                             =======  ======

          The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the date of implementation of the reorganization of the Partnership as additional interest expense using the effective interest method.

          The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership's property, including rents, revenues, profits and income from the operation of the Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

5.        Related Party Transactions         Management and other
professional fees include $188 for the three months ended June 30, 1998 and 1997, respectively, and $375 for the six months ended June 30, 1998 and 1997, respectively, in management fees due to the Managing General Partner. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash;

accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

          The Partnership incurred service fees and related costs of $133 and $121 for the three months ended June 30, 1998 and 1997, respectively, and $266 and $252 for the six months ended June 30, 1998 and 1997, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $45 and$74 during the three months ended June 30, 1998 and 1997, respectively, and $59 and $157 for the six months ended June 30, 1998 and 1997, respectively, for legal and other consulting services performed by other affiliates.

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

          The following table presents selected attendance and wagering information for the three and six months ended June 30, 1998 and 1997:


                               Three Months    Six Months Ended
                             Ended                 June 30,
                                 June 30,      ------------
                             ------------
                               1998    1997      1998    1997
                             ------  -----     ------  ------
Number of live race days     4             20  49            78
Number of simulcast only          87       71      132      103
days
Average daily attendance -
live race days                 3,545    3,835    3,171    2,838
Average daily attendance -
simulcast days                   982      830      806      716

Average live per capita      $    58 $     44  $    60 $     50
wager
     Average combined live and
guest per capita gross
wager - live race days           159      140      174      164
     Average guest per capita
gross                            305      307      311      300
wager - simulcast days

   (Amounts in thousands)
Live handle                  $   818 $  3,372  $ 9,366 $ 11,161
Guest simulcasting handle     27,487   25,469   50,846   47,216
Host simulcasting handle       7,485   22,240   85,076   91,315
                             ------  -----     -----   ------
                             $35,790 $ 51,081  $145,28 $149,692
                             ======            =====8

Net commissions from live
racing                       $    97 $    398  $ 1,121 $  1,324
Net commissions from guest
simulcasting                   2,457    2,253    4,534    4,186
Net commissions from host
simulcasting                     148      450    1,667    1,865
                             ------  -----     ------  ------
Total net pari-mutuel
commissions                  $ 2,702 $  3,101  $ 7,322 $  7,375
                             ===     ======    ======  =====


          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted sixteen and twenty-nine fewer live racing performances during the three and six months ended June 30, 1998, respectively, compared to the same periods of 1997, which resulted in a decrease in commissions from live and host simulcasting. The decrease in live racing days was due to the length of the Partnership's spring thoroughbred meet, which ended on April
5, 1998 versus May 4, 1997, and due to the elimination of live racing on Wednesdays and on certain Thursdays. The impact of fewer live race days was partially offset by an increase in average daily live and host simulcasting handle and commissions. Average daily live handle increased due to both a 12% increase in attendance and a 20% increase in per capita wagering on live race days. The increase in average attendance was primarily a result of the discontinuation of live racing on Wednesdays in 1998, which have historically generated lower average attendance levels.
Management believes that an increase in average daily purses paid and the continuation of the Partnership's fan education program were the principal reasons for the increase in per capita wagering on live race days. Average daily host simulcasting handle increased due to increased wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast signal due to an improvement in the quality of the racetrack's racing program primarily as a result of an increase in average daily purses paid. An increase in the average guest per capita wager for the six months ended June 30, 1998 resulted in an increase in handle and net pari-mutuel commissions from guest simulcasting compared to the same period in 1997. During March, 1998, the Partnership began offering wagering on greyhound racing broadcasts from Corpus Christi Greyhound and in June, 1998, the Partnership began offering wagering on signals broadcast from out-of-state greyhound tracks. The increase in both guest simulcasting handle and net pari-mutuel commissions during the second quarter of 1998 is primarily a result of the addition of this cross-breed simulcasting. Through June 30, 1998, wagering on greyhound racing contributed $1,953,000 of guest simulcasting handle.

          During July, 1998, the Partnership began offering wagering on the signal broadcast from the greyhound track located in the greater Houston market area (Gulf Greyhound), which contributed to an increase in average daily wagering on simulcast greyhound signals to more than $60,000 per day for the month.
The Partnership plans to continue to offer a similar schedule of greyhound racing signals under the laws passed during the 1997 legislative session and the rules promulgated by the Texas Racing Commission.

          Food and beverage revenues decreased during the three and six months ended June 30, 1998 compared to the same periods in 1997 due to a decrease in the number of live race days. Admissions, parking and other revenue increased for the six months ended June 30, 1998 compared to the same period in 1997 due primarily to the increase in average daily attendance on simulcast only days and the sale of additional corporate sponsorships and advertising packages. Other revenues for the six months ended June 30, 1998 were comparable to those for the same period during 1997, even with the decrease in the number of live race days during the period, due to the increase in average daily attendance.

Income (Loss) from Operations.The loss from operations for the three months ended June 30, 1998 was comparable to that of the same period in 1997, as revenues and expenses both dropped
proportionately with the number of live race days.   The
Partnership reported income from operations of $85,000 for the six months ended June 30, 1998, versus a loss from operations of $422,000 for the same period of 1997. In addition to the factors affecting revenues between the periods discussed above, operating expenditures declined for both the three and six months ended June 30, 1998 as compared to the same periods in 1997. Overall, costs and expenses generally decreased with the reduction in the number of live race days. Management and consulting fees were lower as a result of reduced lobbying efforts upon the adjournment of the 1997 Texas State legislature.

Net loss.Net loss reflects the income or loss from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three and six month periods ended June 30, 1998 as compared to the prior periods due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

Liquidity and Capital Resources         At June 30, 1998, the
Partnership had cash and cash equivalents of $3,238,000 compared to $2,728,000 at December 31, 1997. The increase in cash and cash equivalents is due to the accumulation of cash generated from operating activities, offset by capital expenditures made during the period. At June 30, 1998, the Partnership also had restricted cash of $3,237,000 compared to $4,841,000 at December 31, 1997. The decline in restricted cash was due to the annual payment of property taxes in the first quarter along with the payment of amounts due to horsemen for purses, stakes and awards related to the spring thoroughbred meet. The balance of Extendible Notes has increased during the six months ended June 30, 1998 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
a.        Exhibits:

27        Financial Data Schedule

     b.   Reports on Form 8-K:                    None.
SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                   SAM HOUSTON RACE PARK, LTD.



Date: August 10, 1998
               By:    /S/  MICHAEL J. VITEK
                         Michael J. Vitek
                   Vice President of Accounting