Form 10-Q
period 1998-09-30
SAM HOUSTON RACE PARK LTD
filed 1998-11-12
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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




---------------



                               INDEX


                                                                PAGE
PART I. - FINANCIAL INFORMATION

  Item 1.   Financial Statements
         Consolidated Balance Sheets at September 30, 1998 and
December 31, 1997                                                  3
         Consolidated Statements of Operations for the three and
nine months ended September 30, 1998 and 1997                      4
         Consolidated Statements of Cash Flows for the nine months
ended September 30, 1998 and 1997                                  5
         Condensed Notes to Consolidated Financial Statements      6
  Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                               10

PART II. - OTHER INFORMATION

  Item 1.   Legal Proceedings                                     14
  Item 6.   Exhibits and Reports on Form 8-K                      14
  Signature                                                      S-1

                    CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS OF DOLLARS)



                                             September   December
                                             30,        31,
                                                1998       1997
                                             ---------  ---------
                                             (Unaudite
                                             d)
                   ASSETS
Current assets:
  Cash and cash equivalents                  $  3,558   $  2,728
  Restricted cash                               3,861      4,841
     Accounts receivable, net of allowance for
doubtful accounts
   of $54 and $163, respectively                  760      1,508
  Prepaid expenses and other current assets       422        328
                                             ------     ------
   Total current assets                         8,601      9,405
                                             -------    -------

Property and equipment, net of accumulated
depreciation of
   $2,740 and $2,020, respectively             25,316     25,504
                                             ------     ------
                                             $ 33,917   $ 34,909
                                             =======    =======

      LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
  Accounts payable                           $  1,715   $  2,479
  Property taxes payable                          863      1,118
  Other liabilities                             1,692      1,593
  Amounts due to horsemen                       2,847      3,530
                                             -------    ------
   Total current liabilities                    7,117      8,720
                                             -------    ------

Long-term liabilities:
  Notes payable                                38,952     33,393
  Deferred management fees                      2,577      1,861
                                             ------     -------

   Total liabilities                           48,646     43,974
                                             -------    ------

Commitments and contingencies (Notes 1 and
6)

Partners' deficit                             (14,729)    (9,065)
                                             ------     -------





                                             $ 33,917   $ 34,909
                                             =======    =======

               CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS OF DOLLARS)


                                 Three Months   Nine Months Ended
                              Ended               September 30,
                                September 30,   ------------
                              ------------
                                1998     1997       1998      1997
                              -------- -------- --------  -------
                                          (Unaudited)
Revenues:
  Pari-mutuel commissions,
net                           $ 3,834  $ 3,045  $11,156   $10,420
  Food and beverage sales       1,275    1,041    2,847     2,628
  Admissions, parking and
other                           1,086    1,021    2,748     2,578
                              -------- -------- --------  --------
                                6,195    5,107   16,751    15,626
                              -------  -------- --------  --------
Costs and expenses:
  Cost of pari-mutuel
operations                        550      525    1,342     1,387
  Cost of food and beverage
operations                        594      483    1,380     1,148
  Other operating                 772      598    2,226     1,808
  Salaries and wages            2,285    2,261    5,955     6,267
  Management and other
professional fees                 380      518    1,277     1,742
  Marketing and advertising       600      519    1,329     1,513
  Utilities                       365      313      958       870
  Property taxes                  313      323      918       888
  Depreciation and
amortization                      246      228      727       689
  General and administrative      261      193      725       590
                              -------  -------- --------  --------
                                6,366    5,961   16,837    16,902
                              -------- -------- --------  --------

Loss from operations             (171)    (854)     (86)   (1,276)

Other income (expense):
  Interest income                  61       41      143       138
  Interest expense             (1,970)  (1,598)  (5,721)   (4,624)
                              -------- -------- --------  --------
                               (1,909)  (1,557)  (5,578)   (4,486)
                              -------- -------- --------  --------
Net loss                      $(2,080) $(2,411) $(5,664)  $(5,762)
                              =======  ======== ========  ========







               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS OF DOLLARS)



                                                   Nine Months Ended
                                                     September 30,
                                                  ------------
                                                     1998      1997
                                                  --------  ---------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (5,664) $ (5,762)
  Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                       727       689
   Amortization of discounts on long-term debt       1,562     1,166
   Decrease in restricted cash                         980       590
   Decrease in accounts receivable                     748       445
   (Increase) decrease in prepaid expenses and
other                                                  (94)      166
   Decrease in accounts payable                       (764)     (145)
   Increase in deferred management fees                716       654
   Increase in accrued interest                      4,009     3,351
   Decrease in property taxes payable                 (255)     (288)
   Decrease in amounts due to horsemen                (683)     (312)
   Increase (decrease) in other liabilities             99      (199)
                                                  --------  ---------
     Net cash provided by operating activities       1,381       355
                                                  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to buildings and equipment                (539)     (250)
                                                  --------- --------
     Net cash used for investing activities           (539)     (250)
                                                  --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable, net                       (12)      (74)
                                                  --------- ---------
     Net cash used for financing activities            (12)      (74)
                                                  --------- ---------

INCREASE IN CASH AND CASH EQUIVALENTS                   830       31
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,728    2,634
                                                  --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   3,558 $  2,665
                                                  ========  ========


        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS OF DOLLARS)
                            (UNAUDITED)


1.   BASIS OF PRESENTATION AND FUTURE CASH REQUIREMENTS

  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "Partnership"), a Texas limited partnership, and its wholly owned subsidiary, New SHRP Capital Corp. ("New Capital"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "Race Park"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "Managing General Partner"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "Additional General Partner") and limited partner interests. As of September 30, 1998, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.3% interest in the Partnership, consisting of a 33.5% general partner interest (including a 32.5% interest by virtue of its ownership of 97.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

   The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1997 (the "Form 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentations. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at September 30, 1998, the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997, and its consolidated cash flows for the nine months ended September 30, 1998 and 1997.

  FUTURE CASH REQUIREMENTS

   Although the Partnership incurred a loss from operations of $171 and $86 during the three and nine month periods ended September 30,

1998, respectively, the Partnership has generated cash flow from operations of $1,381 during the first nine months of 1998. Also, at September 30, 1998 the Partnership had cash and cash equivalents of $3,558 and a $1,700 line of credit available to fund the operating activities of the Partnership. In addition, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

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

      The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to refinance the Extendible Notes, alternative sources of funding will be necessary. Although 97.5% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

2.   RESTRICTED CASH

   The Partnership's restricted cash, as shown on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

   A summary of the pari-mutuel operations for the three and nine months ended September 30, 1998 and 1997 is as follows:


                         Three Months Ended   Nine Months Ended
                           September 30,        September 30,
                        ------------         ------------
                           1998       1997      1998      1997
                        ---------  --------- --------- ---------
Number of live race
days                           43         47        92       125

Live handle             $   5,977  $   5,938 $  15,343 $  17,099
Guest simulcasting
handle                     30,181     23,035    81,027    70,251
Host simulcasting
handle                     15,459     14,577   100,535   105,914
                        ---------  --------- --------- --------
                        $  51,617  $  43,550 $ 196,905 $ 193,264
                        =========  ========= ========= ========

Net commissions from
live racing             $     707  $     696 $   1,828 $   2,020
Net commissions from
guest simulcasting          2,841      2,072     7,375     6,277
Net commissions from
host simulcasting             286        277     1,953     2,123
                        ---------  --------- --------  ---------
                        $   3,834  $   3,045 $  11,156 $  10,420
                        =========  ========= ========= =========



4.   NOTES PAYABLE

   Notes payable consist of the following:



                                               September  December
                                               30,       31,
                                                  1998      1997
  11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $13,380 in 1998 and $14,942 in
1997)                                          $ 36,023  $ 31,886
Accrued interest to be paid in-kind               2,717     1,288
                                               --------- ---------
                                                 38,740    33,174
Unsecured promissory notes                          197       208
Payable to Limited Partners                          23        23
                                               --------- ---------





  Total                                          38,960    33,405
Less current portion included in other
liabilities                                          (8)      (12)
                                               --------- ---------
                                               $ 38,952  $ 33,393
                                               ========= =========


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

5.   RELATED PARTY TRANSACTIONS

   Management and other professional fees include $188 for the three months ended September 30, 1998 and 1997, respectively, and $563 for the nine months ended September 30, 1998 and 1997, respectively, in management fees due to the Managing General Partner. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

   The Partnership incurred service fees and related costs of $72 and $91 for the three months ended September 30, 1998 and 1997, respectively, and $338 and $343 for the nine months ended September 30, 1998 and 1997, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. The Partnership also incurred fees of $18 and $12 during the three months ended September 30, 1998 and 1997, respectively, and $77 and $147 for the nine months ended September 30, 1998 and 1997, respectively, for legal and other consulting services performed by other affiliates.

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

   The following table presents selected attendance and wagering information for the three and nine months ended September 30, 1998 and 1997:


                            Three Months Ended  Nine Months Ended
                              September 30,       September 30,
                              1998      1997      1998     1997
Number of live race days          43        47        92      125






Number of simulcast only
days                              49        45       181      148
Average daily attendance
- live race days               4,213     3,666     3,657    3,149
Average daily attendance
- simulcast only days            815       574       809      669

Average live per capita
wager                      $      33 $      34 $      46 $     43
  Average combined live and
guest per capita gross
wager - live race days           138       124       157      147
  Average guest per capita
gross wager - simulcast
only days                        281       299       294      300

  (Amounts in thousands)
Live handle                $   5,977 $   5,938 $  15,343 $ 17,099
Guest simulcasting handle     30,181    23,035    81,027   70,251
Host simulcasting handle      15,459    14,577   100,535  105,914
                           --------- --------- --------- --------
                           $  51,617 $  43,550 $ 196,905 $193,264
                           ========= ========= ========  ========

Net commissions from live
racing                     $     707 $     696 $   1,828 $  2,020
Net commissions from
guest simulcasting             2,841     2,072     7,375    6,277
Net commissions from host
simulcasting                     286       277     1,953    2,123
                           --------- --------- --------- --------
Total net pari-mutuel
commissions                $   3,834 $   3,045 $  11,156 $ 10,420
                           ========= ========= ========= ========


   Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted four fewer live racing performances during the three months ended September 30, 1998, compared to the same period of 1997. However, live and host simulcasting handle and net pari-mutuel commissions increased slightly during the three months ended September 30, 1998 as compared to the same period in 1997. Live handle and commissions increased due to a 15% increase in average daily attendance on live racing days for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in average attendance was primarily a result of the popularity of the Race Park's Friday Night Summer Concert Series and increased attendance for other promotional events. Host simulcasting handle and commissions increased due to an increase in the number of racetracks and off-track wagering facilities receiving the Race Park's quarter horse simulcast signal. The 42% increase in average daily attendance on simulcast only days for the three months ended September 30, 1998 resulted in an increase in handle and net pari-mutuel commissions from guest simulcasting compared to the same period in 1997.

   During March, 1998, the Partnership began offering wagering on greyhound racing broadcasts from Corpus Christi Greyhound and in June, 1998, the Partnership began offering wagering on races broadcast from certain out-of-state greyhound tracks. During July, 1998, the Partnership began offering wagering on races broadcast from the greyhound track located in the greater Houston market area (Gulf Greyhound), which contributed to an increase in average daily wagering on simulcast greyhound signals to $69,000 per day for the three months ended September 30, 1998. Such wagering was not legal during the three month period ended September 30, 1997. The increase in both guest simulcasting handle and net pari-mutuel commissions during the second and third quarters of 1998 is primarily a result of the addition of this cross-breed simulcasting. However, guest simulcasting handle on horses also increased slightly during the second and third quarters of 1998.
It is uncertain how the introduction of cross-breed wagering impacted guest simulcasting on horses and to what extent , if any, that its growth was slowed by greyhound wagering. Through September 30, 1998, wagering on greyhound racing contributed $8,309,000 of guest simulcasting handle, of which $6,356,000 was wagered in the third quarter of 1998. The Partnership plans to continue to offer a similar schedule of greyhound racing signals under the laws passed during the 1997 legislative session and the rules promulgated by the Texas Racing Commission.

   During the nine months ended September 30, 1998, live and host simulcasting handle and net pari-mutuel commissions decreased compared to the nine months ended September 30, 1997 due to a decrease in the number of live racing days. The Race Park conducted thirty-three fewer live racing performances during the nine months ended September 30, 1998 compared to the same period of 1997. The decrease in live racing days was due to the length of the Partnership's spring thoroughbred meet, which ended on April 5, 1998 versus May 4, 1997, and due to the elimination of live racing on Wednesdays and on certain Thursdays. However, live race days scheduled for the fourth quarter of 1998 will exceed the number of live race days conducted during the same period of 1997 by 19 days. The impact of fewer live race days was partially offset by an increase in average daily live and host simulcasting handle and commissions. Average daily live handle increased due to both a 16% increase in attendance and a 7% increase in per capita wagering on live race days. The increase in average attendance was primarily a result of the discontinuation of live racing on Wednesdays in 1998, which have historically generated lower average attendance levels. Management believes that an increase in average daily purses paid and the continuation of the Partnership's fan education program were the principal reasons for the increase in per capita wagering on live race days during the spring thoroughbred meet. Also, during the spring thoroughbred meet, average daily host simulcasting handle increased due to increased wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast signal due to an improvement in the quality of the racetrack's racing program primarily as a result of an increase in average daily purses paid. The 21% increase in average daily attendance on simulcast only days for the nine months ended September 30, 1998 resulted in an increase in guest simulcasting handle and net pari-mutuel commissions compared to the nine months ended September 30, 1997. These increases primarily are attributable to the addition of cross-breed simulcasting as discussed in the preceding paragraph.

   Food and beverage revenues increased during the three and nine months ended September 30, 1998 compared to the same periods in 1997 due to the increases in average daily attendance discussed above. Admissions, parking and other revenue also increased for the three and nine months ended September 30, 1998 compared to the same periods in 1997 due primarily to the increase in average daily attendance and the sale of additional corporate sponsorships and advertising packages. Other revenues for the nine months ended September 30, 1998 were comparable to those for the same period during 1997, even with the decrease in the number of live race days during the period, due to the increase in average daily attendance.

   Loss from Operations. The loss from operations for the three months ended September 30, 1998 was $171,000 compared to $854,000 for the same period in 1997, as revenues increased by 21% while expenses were up by only 7%. The Partnership reported a loss from operations of $86,000 for the nine months ended September 30, 1998, versus a loss from operations of $1,276,000 for the same period of 1997. In addition to the factors affecting revenues between the periods discussed above, operating expenditures declined as a percent of revenue for both the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Overall, costs and expenses generally decreased with the reduction in the number of live race days. Management and consulting fees were lower as a result of reduced lobbying efforts upon the adjournment of the 1997 Texas State legislature.

   Net loss. Net loss reflects the income or loss from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three and nine month periods ended September 30, 1998 as compared to the prior periods due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

  LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Partnership had cash and cash equivalents of $3,558,000 compared to $2,728,000 at December 31, 1997. The increase in cash and cash equivalents is due to the accumulation of cash generated from operating activities, offset by capital expenditures made during the period. At September 30, 1998, the Partnership also had restricted cash of $3,861,000 compared to $4,841,000 at December 31, 1997. The decline in restricted cash was due to the annual payment of property taxes in the first quarter along with the payment of amounts due to horsemen for purses, stakes and awards related to the spring thoroughbred meet and the summer quarter horse meet. The balance of Extendible

Notes has increased during the nine months ended September 30, 1998 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

   See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

  YEAR 2000

The Partnership is currently in the process of assessing both its information technology systems and its embedded technology in order to determine that they are, or will be, Year 2000 compliant. Management has already determined that its financial data processing hardware and software are compliant and is presently working with certain key third parties and support groups of its embedded technology to ensure that they are taking appropriate measures to assure compliance. Management believes that the total cost of remediation to the Partnership will not exceed $100,000. The most significant area still being evaluated pertains to certain key third parties, in particular, the firm that provides totalisator services to it and others in the horse racing industry. These data processing services are required in order for the Race Park to conduct pari-mutuel wagering in the State of Texas. Management, as well as the thoroughbred racing industry's association, has received assurances that such systems will be compliant by the third quarter of 1999. However, management is evaluating other third party providers of these and other services and equipment in the event that any such vendors cannot provide evidence of Year 2000 compatibility in sufficient time to effect a change.


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   A.    EXHIBITS:

    10.1 Amendment to Agreement dated December 30, 1998 between the Partnership and International Sound Corporation.

     10.2 Amendment of Agreement dated January 1, 1997 between the Partnership and the Texas Horsemen's Benevolent and Protective
Association, Inc.

      27    Financial Data Schedule

   B. REPORTS ON FORM 8-K:



                                 14



      None.

                             SIGNATURE


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                       SAM HOUSTON RACE PARK, LTD.



Date: November 11, 1998                By:/S/ MICHAEL J. VITEK
                                       Michael J. Vitek
                                       Vice President of Accounting