Form 10-K
period 1997-12-31
SAM HOUSTON RACE PARK LTD
filed 1999-03-31
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

---------------


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER     31, 1998

COMMISSION FILE NUMBER 33-67738

SAM HOUSTON RACE PARK, LTD.
(Exact name of Registrant as Specified in its Charter)

TEXAS                                  Offices)
(State or other jurisdiction
of incorporation or organization)      76-0313877
                                       (I.R.S. Employer
ONE SAM HOUSTON PLACE                  Identification Number)
7575 NORTH SAM HOUSTON PARKWAY
WEST                                   77064
HOUSTON, TEXAS                         (Zip Code)
(Address of Principal Executive


Registrant s telephone number, including area code: (281) 807-8700

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


---------------

                            TABLE OF CONTENTS
                                 PART I
Item 1.   Business
          General3
          Industry Overview3
          Racing Schedules4
          Sources of Revenue 4
          Purses and Horsemen s Agreements6
          Marketing and Business Development7
          Competition8
          Seasonality of Racing 10
          Employees10
          Regulation and Taxation10

Item 2.   Properties12

Item 3.   Legal Proceedings14

Item 4.   Submission of Matter to a Vote of Security Holders14

                                 PART II

Item 5.   Stockholder Matters15

Item 6.   Selected Financial Data16

Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations17

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk20

Item 8.   Financial Statements and Supplementary Data
          Report of Independent Public Accountants21
          Consolidated Balance Sheets22
          Consolidated Statements of Operations23
          Consolidated Statements of Partners Capital (Deficit)24 Consolidated Statements of Cash Flows25
          Notes to Consolidated Financial Statements26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure35

                                 PART III
Item 10.  Directors and Executive Officers36

Item 11.  Executive Compensation39

Item 12.  Security Ownership of Certain Beneficial Owners and
Management41

Item 13.  Certain Relationships and Related Transactions41

                                 PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form
8-K42
                                  PART I

ITEM 1.   BUSINESS

     GENERAL          Sam Houston Race Park, Ltd., a Texas limited
partnership (the"PARTNERSHIP"), owns and operates Sam Houston Race Park, a Class 1 horse racing facility located within the greater Houston metropolitan area (the "RACE PARK"). The Race Park offers pari-mutuel wagering on live thoroughbred and quarter horse racing and on horse and greyhound races simulcast from other racetracks. The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of March 1, 1999, various wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate of 98.3% of the equity in the Partnership and 97.5% of the Partnership s 11% Senior Secured Extendible Notes (the "EXTENDIBLE NOTES").

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in the sections to this Item entitled "Sources of Revenue-Simulcasting," "-Marketing and Business Development," "-Competition" and "-Regulation and Taxation-Regulations on Simulcasting" and "-Taxation." These statements also appear in a number of other places (see Item 3. "Legal Proceedings," Item 5. "Stockholder Matters" and Item 7. "Management s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations," "-Liquidity and Capital Resources" and "-Year 2000"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management s strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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


          Pari-mutuel wagering is conducted in a majority of states in the United States and all provinces in Canada. The industry includes racetracks which conduct thoroughbred, quarter horse, harness and greyhound racing and off-track wagering facilities which receive simulcast broadcasts from various racetracks but do not conduct live racing. Off-track wagering is regulated by the individual states in the United States and is not legal in Texas and certain other states. Simulcasting is the process by which live races held at one racing facility are broadcast simultaneously to other locations at which additional wagers may be placed on the race being broadcast. Guest simulcasting is the process whereby the Race Park receives broadcasts from other racetracks. Host simulcasting is the process whereby other racetracks receive broadcasts from the Race Park. Simulcasting is regulated by individual states in the United States and is authorized in Texas but is not currently authorized in all states.

          For every dollar wagered at the Race Park, a percentage, as defined by state law, is returned to the winning bettors, and the remaining percentage, referred to as the "takeout," is collected by the racetrack. As discussed in more detail below, a percentage of the takeout is reserved for purses to be paid to the owners of future winning horses, as fees and taxes to the state of Texas and as contributions to organizations whose purpose is the furtherance of horse breeding in Texas. The takeout remaining after these deductions is retained by the racetrack and constitutes the racetrack s primary source of revenue. The Partnership s Consolidated Financial Statements and Notes thereto appearing in Item 8 contain additional information regarding the Partnership s revenues and costs of pari-mutuel operations.

     RACING SCHEDULES

          The Race Park currently conducts live thoroughbred or quarter horse racing four days a week during meets while simulcasting seven days a week. The Texas Racing Commission (the "RACING COMMISSION") must approve the number of live race days that may be offered at the Race Park each year. The number and scheduling of race days at the Race Park will depend upon a number of factors, including scheduling of live race days at other Texas Class 1 horse racing facilities. Under the Rules of Racing for the state of Texas (the "RULES OF RACING"), Class 1 racetracks may not have overlapping live race schedules for the same breed of horse with other Class 1 racetracks unless each track with overlapping schedules consents. The Racing Commission has licensed two other Class 1 horse racetracks: Retama Park near San Antonio and Lone Star Park at Grand Prairie near Dallas.

          The Race Park conducted 129 days of live racing during 1998, consisting of 86 days of thoroughbred racing and 43 days of quarter horse racing. For the 1999 calendar year, the Race Park has obtained approval to conduct live racing on 134 days consisting of (i) 57 days of thoroughbred racing beginning on January 1, 1999 and concluding on April 11, 1999, (ii) 44 days of quarter horse racing beginning on July 2, 1999 and concluding on September 12, 1999 and (iii) 33 days of thoroughbred racing beginning on October 28, 1999 and concluding on December 30, 1999. The Race Park has not yet determined what race dates it will request in 2000 and years thereafter. The Race Park also expects to continue offering simulcast wagering 364 days a year.

     SOURCES OF REVENUE

          Wagering on Live Races
          The Texas Racing Act (the "RACING ACT") provides for the takeout percentage on live races depending on the type of wager. The total takeouts are approximately 18%, 21% and 25% from regular wagering pools, multiple two wagering pools and multiple three or more wagering pools, respectively. The Racing Act also provides that a minimum of 7% of all live regular wagering pools and live multiple two wagering pools and a minimum of 8.5% of all live multiple three wagering pools be reserved for purses to be paid to the owners of future winning horses. Furthermore, through December 31, 1998, the state of Texas received 1% of the first $100 million wagered on live racing at each racetrack each year (plus higher percentages for wagering over $100 million). Subsequent to December 31, 1998, this tax was eliminated on the first $100 million wagered. Finally, 1% of live multiple wagering pools is required to be set aside for Texas horse breeding programs. Through December 31, 1998, the Race Park retained, on the first $100 million wagered on live horse racing, 10% of regular wagers, 12% of wagers involving two horses and 14.5% of wagers involving three or more horses after giving effect to the
foregoing payments.   The betting patterns experienced by the Race Park
during its operating history have averaged approximately 41%, 33% and 26% of dollars wagered in the regular, multiple two and multiple three or more wagering pools, respectively.

          Simulcasting
          The Race Park currently offers guest simulcast wagering on horse races seven days a week throughout the year and intends to continue doing so. As of March 1, 1999, the Race Park had agreements with approximately 50 racetracks pursuant to which it, at various times, receives simulcast signals. The maximum takeout percentages on guest simulcast racing broadcasts from Texas racetracks are the same as those for live racing. The takeout percentages on guest simulcast racing broadcasts from out-of-state tracks are established by each state but are generally within a few percentage points of the takeout percentages in Texas. The Race Park sets aside amounts from each wagering pool for purses to be paid to the owners of future winning horses in varying amounts. See "Purses and Horsemen s Agreements" below. Furthermore, as of September 1, 1997, the Racing Act required the allocation of 1.25% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act, and 1% of all simulcast multiple wagering pools for Texas horse breeding programs. As of January 1, 1999, the allocation to the state of Texas was reduced by .25% to 1.0%. The Race Park also pays broadcasting racetracks a fee which averages approximately 3% of the amount wagered by its patrons on the broadcast races. After giving effect to the foregoing, the Race Park receives net commissions normally ranging from 6% to 10% on guest simulcast betting at the Race Park.

          The Race Park also began offering guest simulcast wagering on greyhound races broadcast from a greyhound track in Corpus Christi during March 1998 under cross-breed simulcasting provisions contained in the amendments to the Racing Act enacted during the 1997 legislative session (the "1997 AMENDMENTS"). In June, 1998, the Race Park began offering wagering on races broadcast from certain out-of-state greyhound tracks and in July, 1998, the Race Park began offering wagering on races broadcast from the greyhound track located in the greater Houston metropolitan area ("GULF GREYHOUND"), which generated the highest wagering handle among the greyhound tracks being offered. During December 1998, Gulf Greyhound notified the Race Park that it would no longer send its simulcast signal to the Race Park. Accordingly, the Race Park no longer offers wagering on races broadcast from Gulf Greyhound, but intends to continue to offer wagering on broadcasts from Corpus Christi and certain out-of-state greyhound tracks. Wagering on greyhound signals accounted for 14.5% of the guest handle and 12.3% of total net-pari mutuel commissions for 1998.

          The maximum takeout percentages on cross-breed simulcast racing broadcast from Texas racetracks and out-of-state racetracks are approximately equal to those percentages used for horse racing described above. In accordance with the 1997 Amendments, 5.5% of each wagering pool is set aside for greyhound purses. In addition, the 1997 Amendments require the allocation of 1.5% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act and 1% of all simulcast multiple wagering pools for Texas greyhound breeding programs. As of January 1, 1999, the 1.5% allocation for the state of Texas was reduced to 1.25%. Also, the Race Park receives 1.5% of wagering on out-of-state horse racing placed at Gulf Greyhound. The Race Park is required to pay 1.5% of amounts wagered on out-of-state greyhound tracks to Gulf Greyhound. Broadcasting race tracks are paid a fee by the Race Park that normally ranges from 2.5% to 3.0% of amounts wagered. After giving effect to the foregoing, the Race Park expects to receive net commissions normally ranging from 10% to 13% on cross-breed simulcast wagering at the Race Park.

          The Race Park receives commissions from host simulcasting averaging approximately 3% of the amount wagered at the receiving track on the Race Park s races. A portion of this fee is reserved for purses to be paid to the owners of future winning horses, as described in "Purses and Horsemen s Agreements" below. The Race Park also receives 4.5% of the amount wagered at greyhound tracks located in Texas on races conducted at the Race Park which is to be reserved for purses. Through October 1, 1999, the Race Park also receives 80% of the purse funds generated from interstate wagering on horse racing at greyhound tracks located in Texas under a ruling by the Texas Racing Commission. As of March 1, 1999, the Race Park had agreements with approximately 230 racetracks and off-track wagering outlets pursuant to which the Race Park, at various times, broadcasts its races.

          Simulcasting is an important component of the Race Park s revenues. Guest simulcasting and host simulcasting accounted for approximately 64% and 20%, 63% and 20%, and 63% and 13%, respectively, of the Race Park s net commission revenues during the years ended December 31, 1998, 1997 and 1996, respectively.

          Food and Beverage Sales
          Food and beverage sales are another major source of revenue and
include catering, restaurant and concession sales.   A broad selection of
food is available to the patrons of the Race Park, from table dining at the clubhouse level to food court fare at various concession stands throughout the Race Park.

          Other Revenues
          Other major sources of revenue include admission, program and parking fees as well as sponsorship agreements and sales of finish line boxes, tables and luxury suites. An admission fee is charged for entry to the Race Park. Preferred and valet parking are available for a fee during live racing. The Race Park also sells programs for live and simulcast racing, various editions of The Daily Racing Form and "tip" sheets. The clubhouse level contains finish line boxes, finish line reserved tables and reserved seating available for sale on a daily or seasonal basis. Luxury suites are also available for rental on a long-term or daily basis. The clubhouse level also contains the Jockey Club which has a capacity of approximately 300 people. Individual and corporate memberships to the Jockey Club are available for sale.

     PURSES AND HORSEMEN S AGREEMENTS

          Under the Rules of Racing, the Racing Commission has recognized the Texas Horsemen s Partnership, L.L.P. (the "THP") as the official horsemen s organization for the state of Texas. The recognized horsemen s organization is responsible for negotiating with the Partnership on behalf of all horsemen at the Race Park regarding, among other things, the distribution of purses and guest and host simulcasting agreements. The THP is comprised of two partners, the Texas Thoroughbred HBPA, Inc. and the Texas Horsemen s Benevolent and Protective Association which represents owners of quarter horses. The Partnership has entered into agreements with each partner (the "THP AGREEMENTS"), which expire on December 31, 1999. Under the terms of the contracts, during 1997, the Race Park reserved 30% of the takeout from guest simulcasting and 30% of the commissions received from host simulcasting for purses to be paid to the owners of future winning horses. The percentage reserved for purses increased to 31% during 1998. In accordance with the 1997 Amendments, the amount reserved for purses was mandated by law as of January 1, 1999. The amounts specified in the amended Racing Act approximate 7% of all regular and multiple two horse wagering pools and 8.5% of all multiple three horse wagering pools. The Partnership estimates that net pari-mutuel commissions will decrease by approximately $1.0 million as a result of this provision of the 1997 Amendments. The percentage reserved for purses from host simulcasting increased to 32.5% of commissions received in 1999 and will increase to 34.5% in 2000 and 37.0% thereafter, in accordance with the THP Agreements and Texas Racing Commission rules. Both contracts specify that all guest and host simulcasting agreements are approved by the horsemen. The horsemen have the right to withdraw this approval only for matters involving the integrity or best interests of racing.

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

          During the years ended December 31, 1998, 1997 and 1996, the Race Park has paid purses of approximately $11.1 million, $9.4 million and $9.1 million, respectively. The average daily thoroughbred purse paid increased from $65,000 to $92,000 during the three-year period. The average daily quarter horse purse paid increased from $37,000 to $40,000 during the three-year period.

     MARKETING AND BUSINESS DEVELOPMENT

          Management of the Race Park believes that the majority of the patrons for the Race Park reside within a 20 mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20 mile radius but within a 50 mile radius of the Race Park. Management recognizes the challenge of introducing pari-mutuel wagering to customers in the greater Houston metropolitan area and has established the following marketing goals to increase attendance and the wagering handle:
(i) promote the excitement of horse racing and wagering, (ii) support and expand the existing group of core bettors, (iii) attract new fans currently unfamiliar with horse racing, and (iv) pursue a program of fan education to teach these new fans how to wager. Management uses a number of marketing strategies to have potential customers consider the Race Park as an entertainment alternative. These strategies are designed to bring people to the Race Park for specific promotional events with a view of turning infrequent visitors into occasional visitors and more frequent visitors into regular visitors. Other marketing programs have been developed to appeal to simulcasting customers and the more serious horseplayers.

          Management utilizes a variety of marketing techniques in support of these objectives including: (i) maintaining a public relations program to distribute news, information, features, handicapping tips and results in local and national broadcast and print media, (ii) maintaining an advertising presence in the market, primarily through newspaper, television and radio campaigns, (iii) coordinating promotional efforts in cooperation with sponsors, suppliers and vendors, (iv) developing a strong group sales program, to appeal to large corporate, civic and affinity groups, (v) holding specialized promotions and on-going programs that are designed to attract unique demographic and/or cultural groups,
(vi) providing support for Houston area community events, (vii) focusing attention to customer service and refinements to the Race Park s facilities, (viii) holding handicapping seminars and tournaments both to educate fans and promote the excitement of wagering, and (ix) producing direct mail both to introduce the track to new groups and communicate with existing customers.

          Racetracks in certain states have begun offering alternative forms of gaming, such as slot machines and video lottery machines, in order to increase both revenues and purses, thereby strengthening both the operations and the racing programs. In 1997, the Race Park invested significant effort and monies lobbying the Texas legislature to authorize additional forms of gaming at racetracks in Texas; however these efforts were not successful. Management intends to continue to invest in efforts to change existing legislation for the benefit of pari-mutuel license holders in the current legislative session, which began in early 1999. There can be no assurance that these efforts will result in legislative changes.

          Approximately 90 of the Race Park s 300 acres of land remain undeveloped. Management continues to research and study the economic viability of proposals for the commercial development of this property. Future development plans could include the construction and operation of businesses such as restaurants, night clubs, retail shops, hotels or other types of entertainment facilities.

          During March 1999, the Race Park formed SHRP Valley LLC, a wholly-owned limited liability company, which then entered into a six year agreement with a company to lease a greyhound track located in Harlingen, Texas. A management agreement was also entered into between the parties in connection with the management of the associated pari-mutuel wagering license. The Race Park also has an option to purchase 100% of the equity interest in the company that owns the greyhound track and the wagering license for the term of the lease , subject to certain conditions. The agreements are contingent upon the satisfactory completion of a 90 day due diligence and feasibility study currently being conducted by the Race Park. If the due diligence study is satisfactory, Race Park management plans to re-open the facility and conduct year around horse and dog simulcasting and a season of live greyhound racing at the track. The transaction is also subject to the approval of the Texas Racing Commission.

     COMPETITION

          The Partnership faces competition from a variety of wagering and gaming sources, including Gulf Greyhound, the Texas State Lottery, numerous charity operated bingo facilities located in the Houston area and Louisiana casinos located approximately 125 to 150 miles from Houston.

          Although the Race Park competes with Gulf Greyhound for pari-mutuel wagering dollars, prior to September 1, 1997, the Race Park had the exclusive right to simulcast horse racing in the greater Houston metropolitan area. During 1997, the Texas Legislature authorized cross-breed simulcasting between horse tracks and greyhound tracks at Texas pari-mutuel facilities. This now allows greyhound tracks to display and accept wagers on races broadcast from horse tracks and horse tracks to display and accept wagers on races broadcast from greyhound tracks. Gulf Greyhound began simulcasting horse races as of September 1, 1997 when the legislation became effective. Therefore, the Race Park now competes with Gulf Greyhound for horse racing customers in the Houston market. Management believes that although the competition from Gulf Greyhound has negatively impacted and will continue to negatively impact commissions generated from wagering on horse racing, these negative impacts have been and will continue to be more than offset by the additional commissions generated from wagering on simulcast greyhound racing.

          The Race Park also competes for wagering dollars with the Texas State Lottery and charity operated bingo facilities. Both the lottery and bingo are relatively easy games to learn versus the more complex nature of handicapping and wagering on horse racing, which places the Race Park at a competitive disadvantage to these forms of wagering. The Race Park attempts to mitigate these factors by providing various fan education programs for customers.

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

          Races broadcast from the Race Park compete for wagering dollars and commissions with races simulcast from other racetracks throughout the United States and around the world. The ability of the Race Park to compete with other racetracks for these wagering dollars is dependent on several factors, including the quality and quantity of horses and the timing of live meets. The quality and quantity of the Race Park s horses is dependent on the Race Park s ability to pay purses at a high enough level to attract the highest quality of horses in a sufficient quantity to fill the races conducted by the Race Park. Races broadcast from the Race Park compete with races broadcast from other racetracks where the quality of horses is often higher than the quality of horses racing at the Race Park. However, management believes that the increase in simulcasting activity, which has resulted in increased purses paid, has been improving the quality of the racing program conducted at the Race Park over the past three years. The mild winter conditions in the Houston area also assists the Race Park in attracting horses as it ensures uninterrupted training and racing for horsemen compared to racetracks in the Midwest and East Coast regions, which may be closed temporarily due to inclement weather. By conducting thoroughbred racing during the winter season, the Race Park also faces less competition for simulcast wagering dollars at locations across the country as fewer racetracks conduct live racing during this time of year. Thus, during the winter season, the Race Park has a competitive advantage in attracting higher quality horses which increases the ability of the Race Park to expand the simulcast handle wagered on its thoroughbred races.

          The Race Park has annually conducted a summer quarter horse meet. Although quarter horse racing does not command the same level of wagering across the United States as thoroughbred racing, the Race Park has been able to export its quarter horse racing signal to approximately 90 racetracks and off-track facilities around the country. This is primarily due to the fact that the level of quarter horse purses paid puts the Race Park among the top quarter horse race tracks in the United States. This level of purse payments enables the Race Park to attract high quality quarter horses.

          The Race Park conducts its live racing for all thoroughbred and quarter horse races in the evenings. As the majority of racetracks in the United States conduct racing during the day, management believes that night racing significantly increases the ability of the Race Park to export its racing signal to simulcasting facilities at racetracks and
off-track locations.   Also, the nighttime performances have historically
drawn higher attendance than daytime performances.
          Another competitive factor faced by the Race Park includes the allocation of a sufficient number of live race days by the Racing Commission. While the Class 1 racetracks in Texas are each entitled to approximately 17 weeks of live racing per breed (thoroughbred and quarter horse), many factors are considered in the actual granting of race days. Input is solicited by the Racing Commission from the racetracks, racehorse owners and trainers, and horse breeding organizations. Management works closely with all of the individuals and groups involved in order to try to obtain a schedule that contains an optimal number of live race days and that is in the best economic interest of the Race Park.

     SEASONALITY OF RACING

          Handle and commissions from live racing and host simulcasting are affected by the breed of horse running at the Race Park. Generally, revenues generated from thoroughbred racing are higher than revenues generated from quarter horse racing. More than 80% of the Race Park s net pari-mutuel commissions from live racing and host simulcasting are derived from thoroughbred racing. Increased revenues from thoroughbred racing are primarily due to two factors, the overall popularity of thoroughbred races and the timing of the Race Park s thoroughbred meets. Also, as discussed above, the Race Park conducts a winter thoroughbred meet during which the Race Park is able to broadcast its racing signal to a large number of facilities. Races broadcast during the summer quarter horse meet must compete with much stronger thoroughbred signals from around the country.

          Guest simulcast wagering at the Race Park is also affected by the seasonality of racing throughout the United States. The Triple Crown races in May and June and the Breeders Cup program in the fall, in addition to the high quality racing programs held at United States racetracks throughout the spring, summer and early fall, help to increase guest wagering and attendance during those time periods. As a result, the Partnership s net pari-mutuel commissions from guest simulcast wagering on horse racing have been highest in the second quarter of the year.

          Thoroughbred and quarter horse racing are conducted in all types of weather; however, racing may be canceled due to extreme local weather conditions. Although the Race Park has rarely been forced to cancel live racing, inclement weather does negatively effect the level of attendance at the Race Park.

     EMPLOYEES

          As of March 1, 1999, the Race Park had approximately 115 year-round full-time employees, approximately 75 year-round part-time employees and, due to the seasonal nature of the business, up to approximately 450 seasonal employees. The number of seasonal employees utilized depends principally on whether or not the Race Park is conducting live racing and varies based upon attendance levels.

          Certain individuals employed by MAXXAM and its wholly owned subsidiaries provide management, legal, financial, corporate development and other services to the Partnership from time to time. These affiliates are reimbursed for their estimated actual costs incurred in providing these services to the Partnership. The Race Park continuously monitors its staffing levels and its use of services provided by MAXXAM employees.
     REGULATION AND TAXATION

          Texas Racing Act
          Under the Racing Act, horse racetracks are classified as Class 1, Class 2, Class 3 or Class 4 racetracks. A Class 1 racetrack must operate in a county with a population of at least 750,000. Only three Class 1 racetracks may be licensed in the state of Texas. The Racing Commission does not limit the number of Class 2 racetracks that may be licensed and operated in Texas or where those racetracks may be located. A Class 2 racetrack is entitled to conduct 60 days of live racing in a calendar year. Class 3 and Class 4 racetracks are generally operated by county fairs for short periods of time.

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

          Restrictions on Ownership
          The Racing Act requires that a majority of the ownership interests of a license holder be held at all times by persons who are United States citizens and who have been continuous residents of the state of Texas for the preceding ten years. Additionally, it is illegal under the Racing Act for any person to own a 5% or greater interest in more than two racetrack licenses in the state of Texas (both horse tracks and greyhound tracks are grouped together for this purpose). The Race Park s license (the "LICENSE") is not transferable but is subject to a negative pledge (as security for the Partnership s Extendible Notes). In the event of a foreclosure by the Trustee for the Extendible Notes (the "TRUSTEE") or the holders of Extendible Notes (the "NOTEHOLDERS") following an event of default, a number of restrictions and procedural requirements apply to any proposed or subsequent transfer or use of the License. The Racing Act generally requires pre-approval by the Racing Commission of all transfers or issuances of "pecuniary interests" in the holder of a racetrack license. Interests in the Partnership constitute "pecuniary interests" and generally any transfer of an interest in the Partnership would require the prior approval of the Racing Commission.


          Regulations on Simulcasting
          The Race Park is authorized to conduct guest and host simulcasting under the Racing Act and the Federal Interstate Horseracing Act of 1978. In Texas, simulcast broadcasts may only be sent to licensed racetracks, as the Racing Act does not provide for off-track wagering. All simulcast contracts must be approved by the Racing Commission. In accordance with the Rules of Racing, all guest and host simulcasting contracts must also be approved by the horsemen. Since the Race Park is unable to conduct simulcast wagering without the approval of the Racing Commission and the horsemen, the revocation or non-renewal of the approval of either the Racing Commission or the horsemen could have a material adverse effect on the Race Park s consolidated financial position, results of operations or liquidity.

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

          Taxation
          The Partnership is subject to significant taxes and fees from state and local agencies. These taxes and fees may be increased at any time as the prospect of significant additional revenue is one of the primary reasons that taxing jurisdictions allow legalized gaming. From time to time, various taxing jurisdictions, including the Texas Legislature, have proposed and enacted changes in the laws and the administration of such laws affecting the taxes and fees paid by the Race Park. Prior to September 1, 1997, the Partnership was required to set aside 0.25% of each simulcast wagering pool for the Texas Commission on Alcohol and Drug Abuse. Under amendments to the Racing Act enacted during 1997, this 0.25% was designated to repay the state of Texas for funds previously appropriated to administer and enforce the Racing Act. This tax will be eliminated during 1999 when all amounts due to the State of Texas, including interest, have been repaid. Also, in accordance with amendments to the Racing Act, the pari-mutuel wagering tax on guest simulcast wagering on horse racing was increased from 1% to 1.25% and the tax on guest wagering on greyhound racing was reduced from 1.5% to 1.25%. Also, as of January 1, 1999, the 1% pari-mutuel wagering tax due to the state of Texas from live racing was eliminated on the first $100 million wagered. The Partnership estimates that the elimination of this tax will increase net pari-mutuel commissions for 1999 and future years by approximately $224,000 per year based on 1998 levels of wagering. There can be no assurance that further changes to the taxes and fees assessed on the Race Park will not be made or that such charges will not have a material adverse effect on the Race Park s consolidated financial position, results of operations or liquidity.

          Other Regulations
          The Race Park is required to file certain reports with the Internal Revenue Service regarding certain cash transactions and certain wagering winnings by patrons. The Race Park is also subject to a variety of environmental and other laws and regulations, including laws and regulations dealing with animal waste management and wetlands. The Race Park is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits. The Race Park also has an agreement with a company related to the sale of alcoholic
beverages.   The Race Park derives significant revenues from the sale of alcoholic beverages. The interruption or failure of this company to maintain valid permits and licenses to sell alcoholic beverages could have a material adverse effect on the Race Park s consolidated financial position, results of operations or liquidity.
ITEM 2.        PROPERTIES

          The Race Park is located on approximately 300 acres of land (the "SITE") owned by the Partnership. The Site is located in Harris County approximately 18 miles from downtown Houston and approximately 15 miles from Bush Intercontinental Airport. The Site currently includes approximately 90 acres of undeveloped land. The Race Park fronts Sam Houston Parkway, a major tollway, providing ready access to residents of the greater Houston metropolitan area. In 1998, the Race Park added an 80 foot tall electronic message center.

          The Race Park s buildings and grounds have an aggregate capacity of approximately 18,000 patrons and 10,000 cars. The Grandstand building at the Race Park is an air-conditioned, fully-enclosed structure of approximately 196,700 square-feet with a variety of viewing and simulcasting facilities on three levels. The Grandstand has seating for 6,000 patrons and is designed to accommodate approximately 10,000 total patrons. There are numerous television monitors, an electronic message board, video walls, video replay libraries and odds information boards throughout the Grandstand to increase the flow of information to bettors. Simulcast races are shown on designated television monitors. Each Grandstand level has numerous pari-mutuel betting windows, automated betting machines and concession areas.

          In addition to the Grandstand, there are three additional areas from which patrons can watch the races: the standee ramp or apron between the Grandstand and the racing ovals; the 30,000 square foot enclosed, air-conditioned simulcast pavilion which is located immediately north of the Grandstand; and the infield area of the racetrack. The simulcast pavilion is typically the only portion of the Race Park that is open to the public on days that only simulcasting is being conducted. The simulcast pavilion was renovated during 1998. These other areas have concession stands and pari-mutuel facilities nearby. A tunnel provides access to the infield.

          The Race Park has two racing ovals - a one and one-quarter mile dirt track and a one and one-eighth mile turf course. Each racing oval features straightaways or "chutes" to accommodate varying race lengths. The surface of the tracks and the rails have been designed to lessen the risk of injuries to horses and jockeys and are generally considered to be of high quality. The backside contains 16 barns capable of housing a total of approximately 1,200 horses. Each barn contains stalls for onsite stabling, tack rooms, hay and feed storage areas, grooms quarters, wash racks and four outdoor walkers. The Race Park also has a stakes barn for visiting horses, a receiving barn, a holding barn and an isolation facility. An equine veterinary facility is also located at the Race Park.

          Under the indenture governing the Partnership s Extendible Notes (the "INDENTURE"), substantially all of the Partnership s assets, including the Partnership s properties, are pledged as collateral on the Extendible Notes. The racing license held by the Partnership is also subject to a negative pledge for the benefit of the holders of the Extendible Notes.

ITEM 3.        LEGAL PROCEEDINGS

          This section contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business-General" for cautionary information with respect to such forward-looking statements.

          1995 Plan of Reorganization
          On April 17, 1995, SHRP, Ltd. and two affiliates (the "DEBTORS") filed voluntary petitions to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. On September 22, 1995, the Bankruptcy Court entered an order confirming the Debtors plan of reorganization (the "PLAN"). All transactions called for by the Plan were completed on October 6, 1995 (the "EFFECTIVE DATE") and the case was closed on December 19, 1996. The Plan called for, among other things, a reduction in the Partnership s long-term debt, a significant cash infusion, contribution of additional property and a reorganization of the Partnership.

          Under the terms of the Plan, the Extendible Notes were issued in exchange for the Partnership s 11-3/4% Senior Secured Notes. The Extendible Notes had an initial aggregate principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate of 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Indenture limits the Partnership s ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

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

          The Plan provided for the elimination of all existing partnership interests. The Partnership has issued 33.3% of the equity in the Partnership to certain holders of allowed unsecured bankruptcy claims (the "CREDITOR EQUITY"), a majority of which relates to the unsecured deficiency claims attributable to the Original Notes. The Creditor Equity is held in the form of common stock in the Additional General Partner. On the Effective Date, the New Investor Group received 66.7% of the equity in the Partnership. The Managing General Partner was issued a 1% interest in the Partnership in exchange for contributing its pro rata share of the investment made by the New Investor Group. See Note 3 to the Partnership s Consolidated Financial Statements appearing in Item 8 for further information concerning the bankruptcy proceedings.

          From time to time, the Partnership is involved in various other claims, lawsuits and other proceedings relating to a variety of matters. While uncertainties are inherent in the final outcome of such matters and while it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Partnership s consolidated financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                 PART II

ITEM 5.        STOCKHOLDER MATTERS

          This section contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business-General" for cautionary information with respect to such forward-looking statements.

          There is no established public trading market for the Partnership s ownership interests. The Partnership has eight limited partners in addition to the two general partners. The Partnership interests are not transferable without the consent of the Managing General Partner. Under the Indenture, distributions are restricted except for amounts necessary to pay taxes on income of the Partnership allocated to a partner. The Partnership has not made distributions to its partners since the commencement of operations and it is doubtful that the Partnership will be able to make any distributions to its partners for at least the foreseeable future. See "Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


ITEM 6.        SELECTED FINANCIAL DATA

          The selected financial data of the Partnership for each of the years in the five-year period ended December 31, 1998 presented below, should be read in conjunction with "Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership s Consolidated Financial Statements and Notes thereto appearing in Item 8.


                                     Years Ended December 31,
                          ------------
                            1998     1997      1996      1995      1994)
                          -------  --------  --------  --------  --------
                                (In thousands of dollars, except for
                          attendance)
Summary of Operations:
     Revenues             $ 24,195 $ 20,027  $ 20,752  $ 19,679  $ 20,565
     Cost and expenses
(b) (c)                   (23,345)  (22,250)  (23,342)  (24,144)  (32,463)
     Income (loss)
before depreciation
(c)                          1,826   (1,295)   (1,704)   (2,193)   (9,875)
Income (loss)
before reorganization
          items and
other income
(expense)                      850   (2,223)   (2,590)   (4,465)  (11,898)
     Reorganization
items (d)                        -        -       (83)  (48,915)        -
     Income (loss) from
operations (d)                 850   (2,223)   (2,673)  (53,380)  (11,898)
     Extraordinary item
(e)                              -        -         -    63,780         -
     Net income (loss)      (6,858)  (8,406)   (7,622)    5,608   (20,154)

Balance Sheet Data (at
end of period):
     Current assets       $  9,990 $  9,030  $  7,797  $  8,384  $  7,257
     Total assets (d)       35,489   34,534    33,937    34,956    77,640
     Current liabilities     7,505    8,345     6,456     5,645    16,297
               Notes payable
(including
notes to
affiliates),
less current
portion (e)                 41,081   33,393    27,162    22,171    73,244
     Partner s equity
(deficit)                  (15,923)  (9,065)     (659)    6,963   (11,901)

Distributions paid to
partners                  $      - $      -  $      -  $      -  $      -

Other Data:
     Total attendance      665,576  608,120   684,122   665,981   805,648

     Live handle          $ 22,352 $ 20,175  $ 25,620  $ 27,983  $ 49,961
     Guest handle          112,139   93,543    88,579    82,381    30,455
     Host handle           162,965  128,252   109,648    51,451    35,945
     Net pari-mutuel
commissions                 16,180   13,276    12,917    10,566     8,910



(a) The Race Park began operations on April 29, 1994, therefore amounts for 1994 represent eight months of operations.
(b) Includes depreciation expense of $976, $928, $886, $2,272 and $2,023 for 1998, 1997, 1996, 1995 and 1994, respectively.
(c) Includes accrued management fees of $750, $750, $750 and $183 for 1998, 1997, 1996 and 1995, respectively, which cannot be paid until two consecutive interest payments on the Extendible Notes have been paid in cash.
(d) Reorganization items recorded to implement the Plan. Adjustment of assets to fair value represents the reduction of property and equipment and other assets to their estimated recoverable amounts and reorganization expenses represent the professional fees and expenses necessary to implement the Plan.
(e) Extraordinary gain on discharge of liabilities recorded in connection with the Plan represents the gain recognized due to the discharge of current liabilities and long-term debt.


ITEM 7.        MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the Partnership s Consolidated Financial Statements and Notes thereto appearing in Item 8.

          This section contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business General" for cautionary information with respect to such forward-looking statements.

     INCOME (LOSS) FROM OPERATIONS

                    The following table presents selected operational information for the years ended December 31, 1998, 1997 and 1996:


                                                    December 31,
                                                ------------
                                                 1998   1997   1996
                                                ----   -----  ----
Number of live race days                           129    143    146

Simulcast only days                                235    221    218
Average daily attendance - live race days        3,610  3,176  3,624
Average daily attendance - simulcast only days     849    694    708


Average live per capita wager                   $   48 $   44 $   48
Average combined live and guest per capita         161    145    139
wager - live race days
Average guest per capita wager - simulcast         298    310    263
only days


             (Amounts in millions)
Live handle                                     $ 22.4 $ 20.2 $ 25.6
Guest simulcasting handle - horses                95.9   93.5   88.6
Guest simulcasting handle - greyhounds            16.2     -      -

Host simulcasting handle                         163.0  128.3  109.6
Net pari-mutuel commissions:
     Live                                       $  2.7   $2.4 $  3.0
     Guest - horses                                8.3    8.3    8.2
     Guest - greyhounds                            2.0      -      -

     Host                                          3.2    2.6    1.7
                                                ----   -----  ----
Total net pari-mutuel commissions               $ 16.2 $ 13.3 $ 12.9
                                                ====   ====   ====

/TABLE

          Revenues. The Partnership s principal source of revenues is net pari-mutuel commissions earned on live thoroughbred and quarter horse racing and on simulcast racing as both a guest and host track. During periods between the live racing dates, the Partnership s principal source of revenues is from wagering by Race Park patrons on simulcasts of horse and greyhound racing being conducted at other tracks. Other sources of revenue are food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

          Total revenues for the years ended December 31, 1998, 1997, and 1996 were $24.2, $20.0 and $20.8 million, respectively. Handle and commissions generated from both guest and host simulcasting have continued to increase over the three year period. The increase in handle and commissions from live racing during 1998 as compared to 1997 levels was primarily due to higher average daily attendance and an increase in the live per capita wager. The increase in average daily attendance was partially due to the deletion of Wednesday racing during the spring thoroughbred meet, which generates lower average daily attendance than weekend race days. Management expects handle and commissions from live racing to increase further during 1999 as compared to 1998 due to the allocation by the Racing Commission of five more race days during 1999. Also, in 1999, the Partnership s share of net pari-mutuel commissions from live racing will increase by 1% due to the elimination of the wagering tax on the first $100 million wagered on live racing. Although wagering on live racing decreased during 1997, the combined average live and guest per capita wager has continued to increase over the three year period. Per capita wagering on guest simulcasting is typically higher than per capita wagering on live racing due to increased wagering opportunities from guest simulcasting as compared to live racing. The average combined live and guest per capita wager increased 11% from 1997 to 1998 and 4% from 1996 to 1997.

          Guest simulcasting handle increased by 20% during 1998 as compared to 1997 due primarily to the introduction of greyhound simulcasting discussed in Item 1, above. Guest simulcasting horse handle increased by 2.5% during 1998 as compared to 1997; however, net pari-mutuel commissions from guest horse simulcasting decreased by .2% for the same time period. This decrease in the ratio of net pari-mutuel commissions to handle is primarily due to incremental, annual increases in the allocation to purses in accordance with the THP Agreement which became effective on January 1, 1997 and extends through 1999, and to a temporary .25% increase in the pari-mutuel wagering tax, which became effective on September 1, 1997 and extended through December 31, 1998. From 1996 to 1997, net pari-mutuel commissions from guest simulcasting increased by 2% due to a 6% increase in guest handle which was substantially offset by the increased pari-mutuel wagering tax and by increases in the allocation of takeout to purses. In 1999 and 2000, net pari-mutuel commissions from guest simulcasting are expected to increase as a result of having a full year of greyhound simulcasting, reductions in the pari-mutuel wagering taxes and a recovery of previously overpaid purses as allowed under the THP Agreement. However, commissions from guest simulcast wagering on horse racing as a percentage of handle will decrease significantly during 1999 and 2000 due to increases in the allocations of takeout to purses of approximately 1% of handle mandated by amendments to the Racing Act as discussed in Item 1, "Purses and Horsemen s Agreements."

          Net pari-mutuel commissions from host simulcasting increased by 23% from 1997 to 1998 due to increased wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast signal. Net pari-mutuel commissions from host simulcasting increased by 50% from 1996 to 1997 primarily due to an increase in the number of racetracks and off-track facilities receiving the Partnership s simulcast signal and a beneficial change in the commission allocation to purses from host wagering. Management expects average daily host handle to continue to increase during 1999; however, commissions from host simulcasting as a percentage of handle will decrease due to increases in the purse allocations discussed in Item 1, "Purses and Horsemen s Agreements."

          Revenues generated from food and beverage sales during the year ended December 31, 1998 increased from 1997 levels by 22% primarily due to the increase in average daily attendance on live and simulcast only race days. Revenues generated from admission and parking fees, program sales and other miscellaneous sources have also increased during 1998 compared to 1997 primarily due to the increased average daily attendance and due to increases in group sales and sponsorship revenue. During 1997 these revenues declined compared to 1996 primarily due to a decrease in sponsorship revenue and to a decrease in the number of and prices of sales of luxury suites and seasonal boxes and seat packages. Many of the agreements signed prior to or during the initial thoroughbred meeting in 1994 have expired or have been renewed at lower prices.

          Income (Loss) From Operations. For the year ended December 31, 1998, the Partnership reported income from operations of $850,000 which is $3.1 million higher than the $2.2 million operating loss for the same period in 1997, despite conducting 14 fewer days of live racing. This improvement is the result of the substantial increase in revenues discussed above as well as the Partnership s continued efforts to reduce and control operating costs and expenses. In particular, salaries and wages and marketing and advertising costs remained virtually unchanged for the year ended December 31, 1998 versus 1997. Overall, revenues increased approximately 21% during 1998 compared to 1997 while costs and expenses increased by 5%.

          The improvement in 1997 operating losses from 1996 levels is due to the continued decrease in operating costs and expenses, especially salaries and wages and marketing and advertising. Salaries and wages decreased in 1997 over 1996 primarily due to the reduction in staffing in several operating departments and positions that went unfilled during the year. Marketing and advertising decreased in 1997 over 1996 as the advertising program curtailed spending on or eliminated several high cost promotions. These decreases were offset by an increase in management and other professional fees. Management and other professional fees increased primarily due to the cost of lobbying efforts undertaken in 1997 in connection with the 1997 session of the Texas state legislature.

          Other Income (Expense). Other income (expense) reflects interest earned net of interest expense, including amortization of the original issue and the re-issue discounts on the Original Notes and the Extendible Notes. Interest expense has continued to increase over the three year period due to the increasing balance of the Extendible Notes related to the payment in-kind of accrued interest and the amortization of the discount on the Extendible Notes.

          Net Loss. Net loss from operations reflects the loss before other income (expense). Other income (expense) is described above.

     LIQUIDITY AND CAPITAL RESOURCES
          The net cash provided by operating activities during 1998 of $2 million was $1.5 million more than in 1997 and $3.3 million more than the $1.3 million used in operating activities in 1996. Cash provided by operating activities improved during 1998 compared to 1997 and 1996 primarily due to the increase in income from operations discussed above.

          Restricted cash consists of deposits held for the benefit of horsemen and funds held for the payment of property taxes. The decrease in restricted cash from December 31, 1997 to December 31, 1998 is due to a decrease in the deposits held for the benefit of horsemen related to the difference in timing of the thoroughbred meets from 1997 to 1998.

          The Partnership had cash and cash equivalents of $3.8 million and a $1.7 million line of credit at December 31, 1998 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

          The Partnership is continuing to put forth marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. Nonetheless, there can be no assurance that any of these efforts will be successful.

          The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to repay or refinance the Extendible Notes, alternative sources of funding will be necessary. Although 97.5% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to repay or refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

     YEAR 2000

          The Partnership is currently in the process of assessing both its information technology systems and its embedded technology in order to determine that they are, or will be, Year 2000 compliant. Management has already determined that its financial data processing hardware and software are compliant and is presently working with certain key third parties and support groups of its embedded technology to ensure that they are taking appropriate measures to assure compliance. Management believes that the total cost of remediation to the Partnership will not exceed $100,000. The most significant area still being evaluated pertains to certain key third parties, in particular, the firm that provides computerized totalisator services to it and others in the horse racing industry. These totalisator services are required by the Texas Racing Commission in order for the Race Park to conduct pari-mutuel
wagering.   Management, as well as the national thoroughbred racing
industry s association, has received assurances that such systems will be compliant by the second quarter of 1999. However, management is evaluating other third party providers of these and other services and equipment in the event that any such vendors cannot provide evidence of Year 2000 compatibility.

          While the Partnership believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Partnership (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact of the Partnership s results of operations and financial condition. However, based on the information available, the Partnership believes that it will not experience significant business interruptions that would have a material adverse impact on its results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Partners of Sam Houston
   Race Park, Ltd.

          We have audited the accompanying consolidated balance sheets of Sam Houston Race Park, Ltd. (a Texas limited partnership referred to herein as the "PARTNERSHIP") as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





           BDO SEIDMAN, LLP
March 8, 1999
Houston, Texas

                       CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)


                                                    December 31,
                                                  ------------
                                                    1998     1997
                                                  -------  --------
                     ASSETS
Current assets:
     Cash and cash equivalents                    $ 3,764  $ 2,728
     Restricted cash                                3,608    4,841
     Accounts receivable, net of allowance for
doubtful accounts of $51 and $163,
respectively                                        2,126    1,133
     Prepaid expenses and other current assets        492      328
                                                  ------   -------
          Total current assets                      9,990    9,030
                                                  -------  -------

Property and equipment, net of accumulated        -------  -------
depreciation of $2,996 and $2,020, respectively    25,499   25,504
                                                  $35,489  $34,534
                                                  =======  =======

        LIABILITIES AND PARTNERS  DEFICIT
Current liabilities:
     Accounts payable                             $ 2,232  $ 2,104
     Property taxes payable                         1,040    1,118
     Other liabilities                              1,938    1,593
     Amounts due to horsemen                        2,295    3,530
                                                  -------  -------
          Total current liabilities                 7,505    8,345
                                                  -------  -------

Long term liabilities:
     Notes payable                                 41,081   33,393
     Deferred management fees                       2,826    1,861
                                                  -------  -------

          Total liabilities                        51,412   43,599
                                                  -------  -------

Commitments and contingencies (Notes 1 and 10)

Partners  deficit                                  (15,923  (9,065)
                                                  ------)  -------
                                                  $35,489  $34,534
                                                  ======   ======

/TABLE

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS OF DOLLARS)

                                             Years Ended December
                                          ------------ 31,
                                            1998     1997     1996
                                          ------   ------   -------
Revenues:
     Pari-mutuel commissions, net         $16,180  $13,276  $12,917
     Food and beverage sales                4,110    3,366    3,577
     Admissions, parking and other          3,905    3,385    4,258
                                          -------  -------  -------
                                           24,195   20,027   20,752
                                          -------  -------  -------

Costs and expenses:
     Cost of pari-mutuel operations         1,846    1,756    1,811
     Cost of food and beverage              1,971    1,531    1,544
operations
     Other operating                        3,029    2,433    2,565
     Salaries and wages                     8,349    8,314    8,624
     Management and other professional      1,660    2,266    2,019
fees
     Marketing and advertising              1,968    1,946    2,457
     Utilities                              1,261    1,143    1,307
     State and local taxes                  1,293    1,113    1,185
     Depreciation and amortization            976      928      886
     General and administrative               992      820      944
                                          -------  -------  -------
                                           23,345   22,250   23,342
                                          ------   -------  -------

Income (loss) before reorganization           850   (2,223)  (2,590)
expenses and other income     (expense)

Reorganization expenses                         -        -      (83)
                                          ------   -------  -------

Income (loss) from operations                 850   (2,223)  (2,673)

Other income (expense):
     Interest income                          207      214      203
     Interest expense                      (7,915)  (6,397)  (5,152)
                                          ------   -------  -------
                                           (7,708)  (6,183)  (4,949)
                                          ------   -------  -------

Net loss                                  $(6,858) $(8,406) $(7,622)
                                          =======  =======  =======


          CONSOLIDATED STATEMENTS OF PARTNERS  CAPITAL (DEFICIT)
                        (IN THOUSANDS OF DOLLARS)
TABLE

                                 Managing Addition   Limited   Total
                                  General al        Partners ------
                                  Partner  General  -----
                                 ----      Partner
                                          -----
Balance at January 1, 1996       $    70  $ 2,318   $ 4,575  $ 6,963

     Net loss                       (729)   (2,318    (4,575   (7,622
                                 -----    -----)    -----)   -----)

Balance at December 31, 1996        (659)       -         -     (659)

     Net loss                      (8,406       -         -    (8,406
                                 -----)   ------    -----    -----)

Balance at December 31, 1997      (9,065)       -         -   (9,065)

     Net loss                      (6,858       -         -    (6,858
                                 -----)   ------    ------   ----)

Balance at December 31, 1998     $(15,923 $     -   $     -  $(15,923=
                                 ====)    ======    ======   ===)



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)


                                             Years Ended December
                                          ------------ 31,
                                            1998     1997     1996
                                          ------   ------   -------
Cash flows from operating activities:
     Net loss                             $(6,858) $(8,406) $(7,622)
     Adjustments to reconcile net loss
to net cash providedby (used
in)operating activities:
          Depreciation and amortization       976      928      886
          Amortization of deferred
financing costs and discounts
on long-term debt                           2,258    1,360      682
          (Increase) decrease  in
restricted cash                             1,233   (1,282)    (555)
          Increase in accounts
receivable                                   (993)    (102)    (356)
          (Increase) decrease in prepaid
expenses and other                           (164)     249     (302)
          Increase in accounts payable        128      559      309
          Increase in due to affiliates       965      883      729
          Increase in accrued interest      5,442    4,886    4,391
          Increase in other liabilities       267      142      665
          Increase (decrease) in amounts
due to horsemen                            (1,235)   1,257      445
Decrease in accrued
reorganization costs                            -        -     (526)
                                          -------  -------  ------
               Net cash provided by
(used in) operating
activities                                  2,019      474   (1,254)
                                          -------  -------  -------

Cash flows from investing activities:
     Additions to property and equipment     (971)    (296)    (455)
                                          -------  -------  -------
               Net cash used in
investing activities                         (971)    (296)    (455)
                                          ------   -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                (12)     (84)     (91)
                                          -------  -------  ------
               Net cash used in
financing activities                          (12)     (84)     (91)
                                          ------   -------  -------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 1,036       94   (1,800)
Cash and cash equivalents at beginning
of year                                     2,728    2,634    4,434
                                          -------  -------  -------
Cash and cash equivalents at end of year  $ 3,764  $ 2,728  $ 2,634
                                          =======  =======  =======

Supplemental disclosure of cash flow
information:
     Interest paid, net of amounts
capitalized                               $    13  $     8  $    19

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

          The Partnership was organized under the laws of the state of Texas and will terminate on December 31, 2090 unless it is earlier dissolved pursuant to the Texas Revised Limited Partnership Act or any provision of its Third Amended and Restated Limited Partnership Agreement (the "AMENDED PARTNERSHIP AGREEMENT"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of December 31, 1998, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.3% interest in the Partnership consisting of a 33.5% general partner interest (including a 32.5% interest by virtue of its ownership of 97.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

          Certain reclassifications of prior period information were made in order to conform with the current presentations. All significant intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Partnership reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information that was not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Partnership s consolidated financial statements; accordingly, it is possible that the subsequent resolution of the liquidity issues, described in "Future Cash Requirements" below, could differ in material respects from current estimates. The results of an adverse resolution of such uncertainty could have a material effect on the reported amounts of the Partnership s consolidated assets and liabilities.

     FUTURE CASH REQUIREMENTS

          The Partnership generated income from operations of $850 in 1998. In addition, the Partnership had cash and cash equivalents of $3.8 million and a $1.7 million line of credit at December 31, 1998 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

          The Partnership is continuing to put forth marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw
additional attendance to the Race Park.   Nonetheless, there can be no
assurance that any of these efforts will be successful.
          The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to repay or refinance the Extendible Notes, alternative sources of funding will be necessary. Although 97.5% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to repay or refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Restricted Cash
          The Partnership s restricted cash, as shown on the accompanying consolidated balance sheets at December 31, 1998 and 1997, includes amounts designated for the payment of the items listed in the following table:


                                                  December 31,
                                                ------------
                                                  1998    1997
                                                ------- -------
Deposits held for the benefit of horsemen       $ 2,320 $ 3,510
Property taxes and other                          1,288   1,331
                                                ------- -------
                                                $ 3,608 $ 4,841
                                                ======= =======


          Cash Equivalents and Concentration of Credit Risk
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. A substantial portion of the Partnership s cash equivalents ($3,707) at December 31, 1998 was invested in various short-term investment grade marketable securities. The Partnership also holds other amounts in banks and other financial institutions wherein some of the balances exceed federally insured deposit levels. In the event of nonperformance by such financial institutions, the Partnership s exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon minus the federally insured deposit limitation. The Partnership mitigates its concentration of credit risk with respect to the funds in such accounts by maintaining them at high credit quality financial institutions and monitoring the credit ratings of such institutions.

          Property and Equipment
          Property and equipment were written down to estimated fair value as reflected in the sixth amended consolidated plan of reorganization ("the PLAN") as of October 6, 1995 ("the EFFECTIVE DATE"). Additions to property and equipment subsequent to the Effective Date are stated at cost. Prior to the Effective Date, property and equipment were stated at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. In accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership reviews long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amounts of the Partnership s assets may not be fully recoverable. No adjustments for impairment were recorded in 1998 or 1997.

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

          Income Taxes
          The Partnership has not made any provisions for income taxes in its Consolidated Statement of Operations as they are the responsibility of its partners. The carrying value of the Partnership s net assets for financial statement purposes was less than the carrying value for income tax reporting purposes by approximately $18,690 at December 31, 1998.
The difference primarily results from (i) the adjustment of long-term assets to estimated fair value for financial statement purposes but not for income tax purposes and (ii) the capitalization of costs for income tax purposes that were expensed for financial reporting purposes, a substantial portion of which relates to costs incurred during the start-up period and the reorganization pursuant to the Plan described in
Note 3.

          Fair Value of Financial Instruments
          The carrying amounts of the Partnership s cash and cash equivalents (including restricted and designated cash) and other notes payable approximate their fair value. The Extendible Notes had a face value of $52,120 and $46,828, a carrying amount of $39,436 and $31,886 and an estimated fair value of $39,116 and $27,160 as of December 31, 1998 and 1997, respectively. Market prices for the Extendible Notes at December 31, 1998 were estimated based on trades that occurred during September 1998. Market prices for the Extendible Notes at December 31, 1997 were estimated based on a trade which occurred during February 1998.

3.        1995 PLAN OF REORGANIZATION

          Plan of Reorganization
          On April 17, 1995, the Partnership, SHRP Capital Corp. and SHRP Acquisition, Inc., the Partnership s largest limited partner, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 22, 1995, the United States Bankruptcy Court for the Southern District of Texas, Houston Division entered an order confirming the Plan. The transactions called for by the Plan were completed on the Effective Date and the case was closed on December 19, 1996.

          Under the terms of the Plan, the Extendible Notes were issued in exchange for the Partnership s 11-3/4% Senior Secured Notes (the "ORIGINAL NOTES"). The Original Notes had an aggregate principal amount of $75,000, would have matured on July 15, 1999 and bore interest at the rate of 11-3/4% per annum. The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001 and bear interest at the rate of 11% per annum. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. See Note 6 for further information concerning the terms of the Extendible Notes.

          On the Effective Date, a new investor group (the "NEW INVESTOR GROUP") made a capital contribution of cash and other consideration described below. Each member of the New Investor Group also provided its pro rata share of the $1,700 line of credit. This line of credit would be used to fund future cash flow requirements should the cash infusion prove to be insufficient. Each member of the New Investor Group has secured such investor s portion of the line of credit with cash held in an escrow account (other than MAXXAM s wholly owned subsidiaries, whose portion of the line of credit is secured by the guaranty of MAXXAM). Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the Extendible Notes. Also, a wholly owned subsidiary of MAXXAM provided the holders of the Extendible Notes with Instruments of Adherence ("INSTRUMENTS OF ADHERENCE") having an agreed value of $500. The Instruments of Adherence were executed by MAXXAM and Mr. Charles Hurwitz, Chairman of the Board and Chief Executive Officer of MAXXAM and provide that MAXXAM and Mr. Hurwitz will not, in certain circumstances, make certain investments in specified gaming ventures in the Houston area unless certain holders of the Extendible Notes are afforded a specified opportunity to make an investment in such ventures in an amount at least equal to 19.9% of the aggregate investment made in such ventures by MAXXAM, Mr. Hurwitz and such holders.

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

4.        PROPERTY AND EQUIPMENT

          The major classes of property and equipment are as follows:


                                         Estimated    December 31,
                                           Useful  ------------
                                         Lives       1998     1997
                                                   -------  -------
Buildings                                  5 - 30
                                         years     $15,075  $14,390
Equipment, furniture and fixtures          3 - 15
                                         years       2,428    2,127
Race track and other land improvements     5 - 30
                                         years       3,049    3,049
Land                                                 7,943    7,958
                                                   -------  -------
                                                    28,495   27,524
Less accumulated depreciation                       (2,996)  (2,020)
                                                   -------  -------
                                                   $25,499  $25,504
                                                   =======  =======


          Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $976, $928 and $886, respectively. The Partnership reduced the net carrying value of property and equipment by $40,390 as of the Effective Date, in accordance with the estimated fair asset values described in the Plan. Additionally, the Partnership received an approximately 87 acre tract of land valued at $2,300 as part of the contribution of the New Investor Group.

5.        RACING OPERATIONS

          The Partnership conducted 129, 143 and 146 days of live racing during 1998, 1997 and 1996, respectively. Under the Racing Act, the Partnership s commission revenue is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements. The Race Park also provides broadcasts of live racing conducted at the Race Park to other racetracks under various host simulcasting agreements. Under these contracts, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handles.

          A summary of the pari-mutuel handle, commissions and deductions for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                           1998      1997      1996
                                        -------   -------   ------
Live handle                             $ 22,352  $ 20,175  $ 25,620
Return to public                         (17,506)  (15,830)  (20,113)
Purses and breeders awards                (1,801)   (1,608)   (2,043)
State taxes and fees                        (224)     (202)     (256)
Breakage                                    (148)     (150)     (181)
                                        -------   -------   ------
Net commissions from live racing           2,673     2,385     3,027
                                        -------   -------   -------

Guest handle                             112,139    93,543    88,579
Return to public                         (88,471)  (74,252)  (70,650)
Purses and breeders awards                (7,765)   (6,237)   (5,282)
Host fee                                  (3,537)   (2,982)   (2,836)
State taxes and fees                      (1,545)   (1,246)   (1,107)
Breakage                                    (509)     (526)     (539)
                                        ------    -------   -------
Net commissions from guest                10,312     8,300     8,165
simulcasting                            -------   -------   -------

Host handle                              162,965   128,252   109,648
Receiving track expenses                (158,308) (124,096) (105,887)
Purses and breeders awards                (1,462)   (1,565)   (2,036)
                                        -------   -------   -------
Net commission from host simulcasting      3,195     2,591     1,725
                                        -------   -------   -------

Total pari-mutuel commissions, net      $ 16,180  $ 13,276  $ 12,917
                                        =======   =======   =======


          Non-statutory Purse Funding
          On November 26, 1996, the Race Park entered into a new agreement with the Texas Thoroughbred HBPA, Inc. (the "TTHBPA"). The TTHBPA is a partner of the Texas Horsemen s Partnership, L.L.P. (the "THP"), the official horsemen s organization currently recognized by the Racing Commission. This new agreement provides for the recovery of purse overpayments of $660 and $631 during the years ended December 31, 1999 and 2000, respectively. The Partnership will record any future recoveries only as they are earned.

6.        NOTES PAYABLE

          Notes payable consist of the following:

                                                December, 31
                                            ------------
                                               1998      1997
                                            --------  --------
11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $12,684 and $14,942 as of
December 31, 1998 and 1997, respectively)   $ 39,436  $ 31,886
Accrued interest to be paid in-kind            1,433     1,288
                                            --------  ---------
                                              40,869    33,174
Unsecured promissory notes                       197       205
Equipment leases                                   -         3
Payable to Limited Partners                       23        23
                                            --------  ---------
          Total                               41,089    33,405
Less current portion, included in Other
Liabilities                                       (8)      (12)
                                            --------  ---------
                                            $ 41,081  $ 33,393
                                            ========= ========


          The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001, bear interest at the rate of 11% per annum and are secured by substantially all the assets of the Partnership. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. The indenture governing the Extendible Notes (the "INDENTURE") limits the Partnership s ability to incur indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

          The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as additional interest expense using the effective interest method.

          Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Partnership issued $5,292 and $4,755 of Extendible Notes during the years ended December 31, 1998 and 1997, respectively, as payment in-kind for accrued interest. Interest payments are due on the Extendible Notes on April 1 and October 1 of each year until the Extendible Notes mature.

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

          THE SCHEDULED MATURITIES FOR THE PARTNERSHIP S NOTES PAYABLE OUTSTANDING AT DECEMBER 31, 1998 ARE AS FOLLOWS: DECEMBER 31, 1999 - $8; 2000 - $8; 2001 - $53,584; 2002 - $8; 2003 - $8; THEREAFTER $157. IN THE
EVENT THE PARTNERSHIP CONTINUES TO ISSUE ADDITIONAL EXTENDIBLE NOTES AS PAYMENT IN-KIND FOR ACCRUED INTEREST, THE TOTAL AMOUNT DUE ON THE EXTENDIBLE NOTES AT MATURITY IN SEPTEMBER 2001 WILL BE $71,242.

7.        PARTNERS  DEFICIT

          The Partnership is currently comprised of the Managing General Partner, the Additional General Partner and eight limited partners.

          The profits and losses of the Partnership are allocated to the partners in accordance with their percentage interests, after giving effect to certain special allocations. However, all net losses (other than nonrecourse deductions) in excess of the positive capital account balance of any limited partner or the Additional General Partner are to be allocated to the Managing General Partner. Income is to be specially allocated to restore a partner s deficit capital account prior to allocating net profits based on the partner s percentage interest.

          In the event of a capital call by the Partnership to fund operating losses, holders of the Extendible Notes may contribute Extendible Notes in lieu of cash in order to maintain their equity position in the Partnership. So long as the Extendible Notes are outstanding, the Board of Directors of the Additional General Partner are entitled to designate at least one-third of the directors of the Managing General Partner (the "CREDITOR DIRECTORS"), subject to the reasonable approval of the owner of the Managing General Partner. Certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership s assets, reorganizations, incurrence of debt in excess of $5,000 and voluntary acts of insolvency) require the approval of a majority of all of the directors, including a majority of the Creditor Directors voting as a separate class.

8.        MANAGEMENT AGREEMENTS

          As of the Effective Date, the Managing General Partner began managing the Partnership and the Race Park in accordance with the Amended Partnership Agreement. Annual management fees will be the greater of (a) $750 or (b) an incentive fee equal to .65% of all gross revenues (as defined). Management fees are deferred until two consecutive semi-annual cash interest payments have been made to the holders of the Extendible Notes. Unpaid management fees accrue interest at the rate of 11% per annum. All such management fees are subordinated to the Extendible Notes. As of December 31, 1998 and 1997, the Partnership has accrued $2,826 and $1,861 of management fees, including interest of $399 and $184, respectively, due to the Managing General Partner.

9.        RELATED PARTY TRANSACTIONS

          Management and other professional fees for the years ended December 31, 1998, 1997 and 1996 include $425, $488 and $511 related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at December 31, 1998 and 1997, were obligations to MAXXAM for such costs of $45 and $34, respectively.

          Management and other professional fees for the years ended December 31, 1998, 1997 and 1996 include $32, $147 and $120 of costs incurred by an affiliate for legal services and to coordinate legislative efforts of the Partnership. Additionally, the Partnership engages affiliates for legal and other consulting services in the normal course of business. During the years ended December 31, 1998, 1997 and 1996, the Partnership incurred fees of $54, $70 and $41, respectively, with respect to these services.

10.       COMMITMENTS AND CONTINGENCIES

          During the 1997 session of the Texas Legislature, the Racing Act was amended to, among other things, implement various tax changes. The pari-mutuel wagering tax on guest simulcasting was increased from 1% to 1.25% through December 31, 1998. The increased wagering tax decreased net pari-mutuel commissions by approximately $280 during 1998. The legislation also eliminated the 1% pari-mutuel wagering tax on the first $100,000 wagering on live racing subsequent to December 31, 1998. The Partnership estimates that the elimination of this wagering tax on live racing will increase net pari-mutuel commissions by $224 based on 1998 live handle. In addition, the 0.25% previously paid to the Texas Commission on Alcohol and Drug Abuse was reallocated to the Racing Commission to repay funds previously appropriated by the state of Texas for the administration and enforcement of the Racing Act. This tax will be eliminated during 1999 when all amounts due to the state of Texas, including interest, have been repaid.

          In addition, the legislation mandated an increase in the amount of purses to be reserved for the owners of future winning horses from guest simulcasting. This increase is effective as of January 1, 1999. These amounts will no longer be determined under contract with the recognized horsemen s organization and are to be set at an amount that approximates the percentages used for live racing. The Partnership estimates that net pari-mutuel commissions will decrease by approximately $1 million based on 1998 pari-mutuel wagering handle when this provision becomes effective. This loss of net pari-mutuel commissions is expected to be partially offset by recoveries of previously overpaid purses allowed under the Partnership s contract with the recognized horsemen s organization in the amount of $660 and $631 during 1999 and 2000, respectively.

          The Partnership has entered into noncancellable service and operating lease agreements with several vendors to provide services in addition to agreements for the use of equipment. Certain of these agreements call for contingent rentals based upon a variety of factors, the most significant of which are the number of live racing days and specified percentages of amounts wagered. Future minimum lease and commitment payments under such noncancellable service and lease agreements, having a remaining term in excess of one year at December 31, 1998, are as follows: years ending December 31, 1999 - $479; 2000 - $186; 2001 - $178; 2002 - $178; 2003 - $178; thereafter $78. The Partnership incurred approximately $462, $1,384, and $1,409, including contingent fees and rentals, for the years ended December 31, 1998, 1997 and 1996 for such services and operating lease obligations.

          The Partnership is contingently liable for liquidating damages to one vendor with respect to a lease for services for approximately $104 at December 31, 1998. The amount of the contingency decreases by approximately $8 for each month the Partnership conducts live or simulcast racing operations.

          The Partnership is involved in claims and litigation arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the outcome of such matters should not have a material adverse effect upon the Partnership s consolidated financial position, results of operation or liquidity.

11.       SUBSEQUENT EVENT

          During March 1999, the Race Park formed SHRP Valley LLP, a wholly-owned limited liability company, which then entered into a six year agreement with a company to lease a greyhound track located in Harlingen, Texas. A management agreement was also entered into between the parties in connection with the management of the associated pari-mutuel wagering license. The Race Park also has an option to purchase 100% of the equity interest in the company that owns the greyhound track and the wagering license for the term of the lease, subject to certain conditions. Lease payments under the terms of the agreement total $300 annually. The agreements are contingent upon the satisfactory completion of a 90 day due diligence and feasibility study currently being conducted by the Race Park. If the due diligence study is satisfactory, Race Park management plans to re-open the facility and conduct year around horse and dog simulcasting and a season of live greyhound racing at the track. The transaction is also subject to the approval of the Texas Racing Commission.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE



                         NONE.
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information, as of March 1, 1999, with respect to the executive officers of the Partnership and the directors of the Managing General Partner.


       Name          Age                Position
James D. Noteware     46   President (1)
Robert L. Bork        60   Senior Vice President and General
                           Manager (2)
Ann M. McGovern       38   Vice President of Operations
James H. Paulin,      55   Vice President
Jr.
Michael J. Vitek      36   Vice President of Accounting


     THE MANAGING GENERAL PARTNER


       Name          Age                Position
------------       ------- ------------
Charles E.            58   Chairman of the Board
Hurwitz
D. Kent Anderson      57   Director (3)
J. Kent Friedman      55   Director (3)
James D. Noteware     46   Director
Paul N. Schwartz      52   Director


(1) Mr. Noteware is not an employee of the Partnership, the Race Park or the Managing General Partner.
(2)  Principal Executive Officer of the Partnership
(3) Until such time as the Extendible Notes are repaid, the Additional General Partner is entitled to designate at least one-third of the directors of the Managing General Partner (the "AGP DIRECTORS"). D.
Kent Anderson and J. Kent Friedman currently serve as AGP Directors.
A majority vote of the AGP Directors is required with respect to certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership s assets, reorganizations, incurrence of debt in excess of $5 million, and voluntary acts of insolvency).


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

          James H. Paulin, Jr. has served as Vice President of the Partnership since November 1993. Mr. Paulin has been the Secretary-Treasurer of Federated Development Company ("FEDERATED") from May 1983 to December 31, 1998, and Secretary of Federated from March 1977 to December 31, 1998. Federated is a New York business trust primarily engaged in the management of real estate investments and, through its position as a significant stockholder of MAXXAM, in the businesses conducted by MAXXAM.

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

          Charles E. Hurwitz is a Director and the Chairman of the Board and President of the Managing General Partner. Mr. Hurwitz has served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected as Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980. Mr. Hurwitz also served MAXXAM as President from January 1993 to January 1998. Mr. Hurwitz has served as a director of Kaiser Aluminum Corporation ("KAISER"), a majority-owned subsidiary of MAXXAM, since October 1988, and as a director of Kaiser Aluminum & Chemical Corporation ("KACC"), a fully integrated aluminum producer that is a subsidiary of Kaiser, since November 1988. Mr. Hurwitz is Chairman of the Board, Chief Executive Officer and President of MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM which is engaged in forest products operations, and MGI s parent, MAXXAM Group Holdings Inc. ("MGHI"). Mr. Hurwitz has been, since January 1974, Chairman of the Board and Chief Executive Officer of Federated.

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

          J. Kent Friedman is a Director of the Managing General Partner per the designation of the Additional General Partner. Mr. Friedman has been a partner of Mayor, Day, Caldwell & Keeton, L.L.P., a Houston law firm, since 1982. Prior to such time Mr. Friedman was a partner at Butler & Binion, a Houston law firm. Mr. Friedman is a member of the Executive Committee of the Board of Directors of the Houston Symphony, President of the Friends of Hermann Park and Co-President of the Foundation for Jones Hall.

          Paul N. Schwartz is a Director and Vice President of the Managing General Partner. Mr. Schwartz was named a director, President and Chief Operating Officer of MAXXAM in January 1998. Mr. Schwartz has served as Chief Financial Officer of MAXXAM since January 1995. From January 1995 to January 1998 he also served as Executive Vice President of MAXXAM. Prior to that he served as Senior Vice President-Corporate Development of MAXXAM from June 1987 to January 1995, as Vice President-Corporate Development from July 1985 to June 1987 and as Vice President since 1982. Mr. Schwartz also serves as a director and a Vice President and Chief Financial Officer of MGHI, MGI, and Scotia Pacific Company LLC, a subsidiary of MGI engaged in forest products operations.

          Directors of the Managing General Partner are elected annually to serve for one year and until their successors are duly elected, qualified, and approved by the Racing Commission. Each director of the Managing General Partner is required to be approved by the Racing Commission. The current directors of the Managing General Partner have received the approval of the Racing Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

          The following table sets forth compensation information, cash and non-cash, for each of the Partnership s last three completed fiscal years with respect to (a) all individuals serving as the Partnership s chief executive officer during the last fiscal year, and (b) the other most highly compensated executive officers of the Partnership (other than the current chief executive officer) who were serving as executive officers of the Partnership at the end of 1998 and who received over $100,000 in aggregate salary and bonus in respect of 1998.


                            Annual Compensation
       (a)         (b)     (c)      (d)       (e)      (f)
    Name and       Year  Salary    Bonus   Other       (1)
------------      -----    ($)      ($)    Annual   All
Principal               -------  --------  Compensa Other
Position                                   tion (1) Compensa
                                              ($)   tion
                                           -------     ($)
                                                    -------
Robert L. Bork
(2)                1998  216,320 63,333        -        -
Senior Vice
President and      1997  208,000   35,000      -        -
General Manager    1996  200,000   41,250      -       4,806(3)


Ann McGovern       1998  119,000   28,333      -        -
Vice President
of                 1997  114,400   15,000      -        -
Operations         1996  110,000   15,000      -        -

Michael J. Vitek   1998  107,000   28,333      -        -
Vice President
of                 1997   93,600   15,000      -        -
Accounting         1996   90,000   15,000      -        -


     (1) Excludes perquisites and other personal benefits because the aggregate amount of such compensation is the lesser of either
$50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
     (2) Mr. Bork served as chief executive officer of the Partnership during 1996, 1997 and 1998. Mr. Bork commenced his employment with the Partnership on October 25, 1995.
     (3)  Reflects reimbursement of moving related expenses.


     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

          Agreements have been entered into with each of Messrs. Bork and Vitek and Ms. McGovern regarding their employment. Mr. Bork s agreement provides for a base annual salary of $200,000 and a bonus of $25,000 on the first anniversary date of his employment. The agreement further provides that commencing the second year of employment he will participate in an executive compensation plan of the Partnership. Mr. Bork s agreement also provided for payment of certain relocation expenses. The incentive compensation plan referred to above was provided for in general terms pursuant to the bankruptcy reorganization plan; however, no specific details have been proposed or formulated to date with respect to such an incentive plan. Ms. McGovern s agreement provides for a base annual salary of $110,000 per year, a discretionary bonus of $10,000 in the first year of employment and the payment of certain relocation expenses. The agreement also indicated that Ms. McGovern would be considered for inclusion in the prior employee incentive program of the Partnership. Mr. Vitek s agreement provides for a base annual salary of $90,000 and a discretionary bonus of $15,000 after the first year of employment.


          On December 30, 1998, Messrs. Bork and Vitek, along with Ms. McGovern, were each awarded a one-time bonus with respect to the Partnership s 1998 operating results. Each of these bonuses is payable in three equal annual installments, with the first of such installments having been received by each of the executives on December 31, 1998, and with the remaining two installments of like amount being due and payable on December 31, 1999 and December 31, 2000 respectively. Each of the executives will receive the remaining installments of the bonus so long as he or she continues to be employed by the Partnership as of the respective payment dates.

     COMPENSATION OF DIRECTORS AND POLICY COMMITTEE MEMBERS

          Messrs. Anderson and Friedman receive $25,000 per year, plus reimbursement of expenses, as compensation for their services. The other directors of the Managing General Partner are reimbursed for their expenses but are not otherwise compensated by the Partnership for their services as such.

     COMPENSATION COMMITTEE REPORT

          SHRP General Partner, Inc. is the managing general partner of the Partnership, and the names appearing below are all of the directors of SHRP General Partner, Inc. The Board of Directors of SHRP General Partner, Inc. (the "BOARD") acts with respect to compensation matters, as a compensation committee has not been appointed.

          The executive officers named in the Summary Compensation Table have been retained and are compensated in accordance with their respective individual employment letter agreements. In reaching those agreements, the customary levels and types of pay prevalent for such positions in the horse racing industry were considered and served as guidelines. The individual salary histories and previous experience of the executives were also considered as was the timing within which the Partnership needed to replace previously discharged executives. Other than participation in a group health insurance program which is partially employer-provided, the only non-salary direct compensation being provided to such executives are incentive bonuses. Executives may be considered for a discretionary bonus on an annual basis. The President of the Partnership outlines functions and goals for each executive officer and formulates bonus levels for executive officers (with the advice and consent of the Board in certain instances).

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

     THE PARTNERSHIP

          The following table sets forth the beneficial ownership of partnership interests in the Partnership as of March 1, 1999 of (i) each person known by the Partnership to beneficially own five percent or more of the outstanding partnership interests, (ii) each director of the Managing General Partner who owns a partnership interest, and (iii) all directors and officers of the Managing General Partner and the Partnership as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the partnership interest shown as beneficially owned by him.


  Name and Address of     Type of Interest       Aggregate
    Beneficial Owner    ------------            Partnership
------------                                  Interest
New SHRP Acquisition,   Limited Partner            64.8%
Inc. (1)
SHRP Equity, Inc. (2)    Additional General        33.3%
                        Partner


     (1) MAXXAM owns all of the issued and outstanding shares of common stock of New SHRP Acquisition, Inc. Mr. Charles E. Hurwitz and affiliates of Federated Development Company ("FEDERATED") collectively own 99.2% and 37.7% of MAXXAM s Class A preferred stock and common stock, respectively (resulting in a combined voting control of approximately 68.9%). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of MAXXAM and
Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.
     (2) The outstanding shares of stock of SHRP Equity, Inc. were issued to the holders of allowed unsecured claims in connection with the bankruptcy proceedings of the Partnership. Wholly owned subsidiaries of MAXXAM, beneficially own 97.5% of the issued and outstanding stock of SHRP Equity, Inc. which equates to a 32.5% interest in the Partnership.


     THE MANAGING GENERAL PARTNER

          Sam Houston Entertainment Corp., a wholly owned subsidiary of MAXXAM, owns all of the Common Stock of the Managing General Partner of which 3,000 shares are currently issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain individuals employed by MAXXAM and its wholly owned subsidiaries provide management, legal, financial, corporate development and other services to the Partnership from time to time. These affiliates are reimbursed for their estimated actual costs incurred in providing services to the Partnership. As of March 1, 1999, MAXXAM and its subsidiaries have received an aggregate of $424,590 in respect of such services performed in 1998.

          J. Kent Friedman, AGP Director, is a partner of a law firm that has provided services to the Partnership. In addition, such law firm has represented MAXXAM in various matters not related to the Partnership.
The Partnership had an agreement with Mr. Friedman s law firm to coordinate legislative efforts. As of March 1, 1999, Mr. Friedman s law firm has received an aggregate of $31,492 in respect of such services performed in 1998.

          See also Notes 8 and 9 to the Consolidated Financial Statements appearing in Item 8.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                   PAGE

     1.   FINANCIAL STATEMENTS (APPEARING IN ITEM 8):
               Report of Independent Certified Public Accountants 21 Consolidated balance sheets at December 31, 1998 and
199722
               Consolidated statements of operations for the three years ended December 31, 199823
               Consolidated statements of partners capital (deficit) for the three years ended
                     December 31, 199824
               Consolidated statements of cash flows for the three years ended December 31, 199825
               Notes to consolidated financial statements26

     2.   FINANCIAL STATEMENT SCHEDULES:
               All schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          None.
(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 44) which index is incorporated herein by reference.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAM HOUSTON RACE PARK, LTD.


Date: March 30, 1999                   By: /S/ MICHAEL J. VITEK
                                          Michael J. Vitek, Vice
                                       President of Accounting

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1999                   By: /S/ ROBERT L. BORK
                                         Robert L. Bork, General Manager
                                       (Principal Executive Officer)

Date: March 30, 1999                   By: /S/ MICHAEL J. VITEK
                                          Michael J. Vitek, Vice
                                       President of Accounting
                                       (Principal Financial and
                                       Accounting Officer)


                                       SAM HOUSTON RACE PARK, LTD.
                                       By: SHRP General Partner, Inc.
                                       its Managing General Partner


Date: March 30, 1999                   By:/S/ CHARLES E. HURWITZ
                                       Charles E. Hurwitz, Chairman of
                                       the Board


Date: March 30, 1999                   By:/S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz, Director


Date: March 30, 1999                   By:/S/ JAMES D. NOTEWARE
                                       James D. Noteware, Director


Date: March 30, 1999                   By:/S/ D. KENT ANDERSON
                                       D. Kent Anderson, Director


Date: March 30, 1999                   By:/S/ J. KENT FRIEDMAN
                                       J. Kent Friedman, Director

       Exhibit                              Description
  Number





3.1 Third Amended and Restated Limited Partnership Agreement of Sam Houston Race Park, Ltd. dated October 6, 1995 (incorporated herein by reference to Exhibit 3.1 to the Partnership s Form 10-Q dated September 30, 1995)



4.1 Amended and Restated Indenture dated October 6, 1995 by and among the Partnership, New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, Trustee, including the related form of Note (incorporated herein by reference to Exhibit 4.1 to the Partnership s Form 10-Q dated September 30, 1995)

                Amended and Restated Deed of Trust, Assignment, Security Agreement and Financing Statement dated October 6, 1995
4.2 among the Partnership, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit 4.2 to the Partnership s Form 10-Q dated September 30, 1995)

                Deed of Trust, Assignment, Security Agreement and Financing Statement dated October 6, 1995 among the
4.3 Partnership, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit 4.3 to the Partnership s Form 10-Q dated September 30, 1995)

                Amended and Restated License Negative Pledge dated October 6, 1995 executed by the Partnership in favor of
4.4 Trustee (incorporated herein by reference to Exhibit 4.4 to the Partnership s Form 10-Q dated September 30, 1995)

                Amended and Restated Real Estate Tax Escrow and Security Agreement dated July 1, 1997 among the Partnership,
4.5             Trustee and Southwest Bank of Texas



9 Voting Agreement dated October 6, 1995 among SHRP General Partner, Inc., Sam Houston Entertainment Corp., SHRP Equity, Inc. and MAXXAM Inc. (incorporated herein by reference to Exhibit 9 to the Partnership s Form 10-Q dated September 30, 1995)



10.1 Form of Line of Credit Agreement dated October 6, 1995 between the Partnership and certain lenders (the "LINE OF CREDIT AGREEMENT") (incorporated herein by reference to
                Exhibit 10.1 to the Partnership s Form 10-Q dated
                September 30, 1995)

                Form of Cash Escrow Agreement with respect to the Line of Credit Agreement (incorporated herein by reference to
10.2            Exhibit 10.2 to the Partnership s Form 10-Q dated
                September 30, 1995)

                Guaranty of MAXXAM Inc. dated October 6, 1995 in favor of the Partnership with respect to the obligations of SHRP
10.3 General Partner, Inc. under the Line of Credit Agreement (incorporated herein by reference to Exhibit 10.3 to the Partnership s Form 10-Q dated September 30, 1995)



  Exhibit                              Description
  Number



                Registration Rights Agreement dated October 6, 1995 among the Partnership, SHRP Equity, Inc. and First Bank
10.4 National Association (incorporated herein by reference to Exhibit 10.5 to the Partnership s Form 10-Q dated
                September 30, 1995)

                          10.5

Instrument      Adherence of MAXXAM Inc. dated October 6,
of              1995 (incorporated herein by reference to Exhibit 10.7 to
                the Partnership s Form 10-Q dated September 30, 1995)

                          10.6

Instrument      dated
of              October 6, 1995 (incorporated herein by reference to
Adherence       Exhibit 10.8 to the Partnership s Form 10-Q dated
of Charles      September 30, 1995)
E. Hurwitz

                Horsemen s Agreement dated November 26, 1996 between Texas Thoroughbred HBPA, Inc. and the Partnership
10.7 (incorporated herein by reference to Exhibit 10.13 to the Partnership s Form 10-K dated December 31, 1996)

                Addendum dated December 1, 1997 to Horsemen s Agreement
10.8            between the Texas Thoroughbred HBPA, Inc. and the
                Partnership

                Horsemen s Agreement dated March 6, 1997 between the
10.9 Texas Horsemen s Benevolent and Protective Association and the Partnership

                Addendum dated December 1, 1997 to Horsemen s Agreement
10.10 between the Texas Horsemen s Benevolent and Protective Association and the Partnership

                          10.11

Totalisato      r Services Agreement dated September 8, 1997
between         10.1 to the
Autotote        Partnership Form 10-Q for the quarter ended September 30,
Systems,        1997)
Inc. and
the
Partnershi
p
(incorpora
ted herein
by
reference
to Exhibit






10.12           Promissory Note dated December 13, 1994 by the
                Partnership in favor of Harris County, Texas
                (incorporated herein by reference to Exhibit 10.41 to the Partnership s Form 10-K for the year ended December 31,
                1994)

                          10.13

Satellite       on Agreement dated February 24, 1998
Transmissi      between Autotote Communications Services, Inc. and the
                Partnership

                Agreement dated December 30, 1993 between the Partnership and International Sound Corporation (incorporated herein
10.14 by reference to Exhibit 10.45 to the Partnership s Form 10-K for the year ended December 31, 1994)

                Amendment to Agreement dated December 30, 1993 between the Partnership and International Sound Corporation
10.15 (incorporated herein by reference to Exhibit 10.1 to the Partnership s Form 10-Q dated June 30, 1997)







     Exhibit                                       Description
  Number




10.16 Alcoholic Beverage Concession Agreement dated September 19, 1996 between 97, Inc. and the Partnership
                (incorporated herein by reference to the Partnership s Form 10-K dated December 31, 1996)



*10.17 Lease Agreement dated March 3, 1999 between Valley Racing Association and SHRP Valley LLC.


*10.18 Management Agreement dated March 3, 1999 between Valley Racing Association and SHRP Valley LLC.

                Executive Compensation Plans and Arrangements

                Employment Agreement, dated November 24, 1992 between MAXXAM Property Company and James D. Noteware
10.19 (incorporated herein by reference to Exhibit 10.33 to the Partnership s Form 10-K for the year ended December 31,
                1994)

                          10.20

Letter          1994 between the
Agreement,      Partnership and Ann M. McGovern (incorporated herein by
dated           reference to Exhibit 10.34 to the Partnership s Form 10-K
August 19,      for the year ended December 31, 1994)



10.21 Letter Agreement, dated November 11, 1994 between the Partnership and Michael J. Vitek (incorporated herein by reference to Exhibit 10.35 to the Partnership s Form 10-K for the year ended December 31, 1994)

                Agreement between the Partnership and Robert L. Bork (incorporated herein by reference to Exhibit 10.10 to the
10.22           Partnership s Form 10-Q dated September 30, 1995)



* Included with this filing.