Form 10-Q
period 1999-03-31
SAM HOUSTON RACE PARK LTD
filed 1999-05-13
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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




---------------
                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements
Consolidated Balance Sheets at March 31, 1999 and December 31, 1998       3
Consolidated Statements of Operations for three months ended
                    March 31, 1999 and 1998                               4
Consolidated Statements of Cash Flows for three months ended
                    March 31, 1999 and 1998                               5
Condensed Notes to Consolidated Financial Statements                      6
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        12
     Item 6.   Exhibits and Reports on Form 8-K                         12
     Signature                                                         S-1



































                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                         March 31, December
                                                            1999   31,
                                                         --------    1998
                                                                   --------
                                                         Unaudited
                         ASSETS
Current assets:
     Cash and cash equivalents                           $  5,011  $ 3,764
     Restricted cash                                        1,791    3,608
               Accounts receivable, net of allowance for doubtful
accounts of $52 and $51, respectively                       3,315    2,126
     Prepaid expenses and other current assets, net of
accumulated amortization of $17 and 14, respectively          645      492
                                                         --------  -------
          Total current assets                             10,762    9,990
                                                         --------  -------

Property and equipment, net of accumulated depreciation
of $3,255 and $2,989, respectively                         25,327   25,499
                                                         --------  --------
                                                         $ 36,089  $35,489
                                                         ========  ========

           LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
     Accounts payable                                    $  2,690  $ 2,232
     Property taxes payable                                   263    1,040
     Other liabilities                                      1,754    1,938
     Amounts due to horsemen                                1,221    2,295
                                                         --------  --------
          Total current liabilities                         5,928    7,505
                                                         --------  --------

Long-term liabilities:
     Notes payable                                         43,211   41,081
     Deferred management fees                               3,081    2,826
                                                         --------  --------
          Total liabilities                                52,220   51,412
                                                         --------  --------

Commitments and contingencies (Notes 1 and 6)
Partners' deficit                                         (16,131) (15,923)
                                                         --------  --------
                                                         $ 36,089  $35,489
                                                         ========  ========
/TABLE

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                                     Three Months
                                                  Ended
                                                      March 31,
                                                  -----------------
                                                    1999     1998
                                                  -------- --------
                                                     (Unaudited)
Revenues:
     Pari-mutuel commissions, net                 $ 5,889  $ 4,620
     Food and beverage sales                        1,200    1,019
     Admissions, parking and other                  1,004      922
                                                  -------- --------
                                                    8,093    6,561
                                                  -------- --------
Costs and expenses:
     Cost of pari-mutuel operations                   550      451
     Cost of food and beverage operations             571      484
     Other operating                                  712      757
     Salaries and wages                             2,302    2,187
     Management and other professional fees           466      422
     Marketing and advertising                        449      489
     Utilities                                        313      326
     Property taxes                                   283      306
     Depreciation and amortization                    269      239
     General and administrative                       236      243
                                                  -------- --------
                                                    6,151    5,904
                                                  -------- --------

Income from operations                              1,942      657

Other income (expense):
     Interest income                                   50       26
     Interest expense                              (2,200)  (1,778)
                                                  -------- --------
                                                   (2,150)  (1,752)
                                                  -------- -------



Net loss                                          $  (208) $(1,095)
                                                  ======== ========
/TABLE

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                     Three Months
                                                  Ended
                                                      March 31,
                                                  -----------------
                                                    1999     1998
                                                  -------- --------
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $  (208) $(1,095)
     Adjustments to reconcile net loss to net
cash provided by operating activities:
          Depreciation and amortization               269      239
          Amortization of discounts on long-term
debt                                                  696      441
          Decrease in restricted cash               1,817    1,244
          Increase in accounts receivable          (1,189)    (697)
          Increase in prepaid expenses and other     (156)    (162)
          Increase in accounts payable                458      200
          Increase in deferred management fees        255      234
          Increase in accrued interest              1,434    1,288
          Decrease in property taxes payable         (777)    (831)
          Decrease in amounts due to horsemen      (1,074)    (396)
          Decrease in other liabilities              (184)     (31)
                                                  -------- --------
               Net cash provided by operating
activities                                          1,341      434
                                                  -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment              (94)    (161)
                                                  -------- --------
               Net cash used for investing
activities                                            (94)    (161)
                                                  -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                          -       (4)
                                                  -------- --------
               Net cash used for financing
activities                                              -       (4)
                                                  -------- --------

INCREASE IN CASH AND CASH EQUIVALENTS               1,247      269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    3,764    2,728
                                                  -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,011  $ 2,997
                                                  ======== ========
/TABLE

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


1.        BASIS OF PRESENTATION AND ORGANIZATION AND FUTURE CASH
REQUIREMENTS

     BASIS OF PRESENTATION AND ORGANIZATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "PARTNERSHIP"), a Texas limited partnership, and its wholly owned subsidiaries, New SHRP Capital Corp. ("NEW CAPITAL") and SHRP Valley, LLC. ("SHRP VALLEY"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "RACE PARK"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of March 31, 1999, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.3% interest in the Partnership, consisting of a 33.5% general partner interest (including a 32.5% interest by virtue of its ownership of 97.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1998 (the "FORM 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at March 31, 1999, the consolidated results of its operations for the three months ended March 31, 1999 and 1998, and its consolidated cash flows for the three months ended March 31, 1999 and 1998.

     FUTURE CASH REQUIREMENTS

          The Partnership generated income from operations of $1,942 during the first three months of 1999. In addition, the Partnership had cash and cash equivalents of $5,011 and a $1,700 line of credit at March 31, 1999 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.
          The Partnership is continuing to put forth marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. Nonetheless, there can be no assurance that any of these efforts will be successful.

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

2.        RESTRICTED CASH

          The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at March 31, 1999 and December 31, 1998, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.        RACING OPERATIONS

          The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and on simulcast horse and greyhound racing throughout the year. The Race Park earns revenues on live racing and on simulcast racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handle.

          A summary of the pari-mutuel operations for the three months ended March 31, 1999 and 1998 is as follows:

                                             Three Months
                                          Ended
                                              March 31,
                                          -----------------
                                            1999     1998
                                          -------- --------
Number of live race days                        50       45

Live handle                               $  9,562 $  8,549
Guest simulcasting handle                   28,374   23,358
Host simulcasting handle                   109,043   77,537
                                          -------  -------
                                          $146,979 $109,444
                                          ======== ========
Net commissions from live racing          $  1,256 $  1,024
Net commissions from guest simulcasting      2,523    2,077
Net commissions from host simulcasting       2,110    1,519
                                          -------- --------
                                          $  5,889 $  4,620
                                          ======== ========


4.        NOTES PAYABLE

          Notes payable consist of the following:

                                                 March  December
                                               31,      31,
                                                 1999     1998
                                               -------- --------
     11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $11,988 in 1999 and $12,684
in 1998)                                       $40,132  $39,436
Accrued interest to be paid in-kind              2,867    1,433
                                               -------- --------
                                                42,999   40,869
Unsecured promissory notes                         197      197
Payable to Limited Partners                         23       23
                                               -------- --------
     Total                                      43,219   41,089
Less current portion included in other
liabilities                                         (8)      (8)
                                               -------- --------
                                               $43,211  $41,081
                                               ======== ========


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

5.        RELATED PARTY TRANSACTIONS

          Management and other professional fees for the three months ended March 31, 1999 and 1998 include $255 and $234, respectively, in management fees due to the Managing General Partner which includes interest of $67 and $46, respectively. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.
          The Partnership incurred service fees and related costs of $129 and $133 for the three months ended March 31, 1999 and 1998, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at March 31, 1999 and December 31, 1998 were obligations to MAXXAM for such costs of $44 and $45, respectively. The Partnership also incurred fees of $16 and $14 during the three months ended March 31, 1999 and 1998, respectively, for legal and other consulting services performed by other affiliates.

6.        COMMITMENTS AND CONTINGENCIES

          During March 1999, the Race Park formed SHRP Valley LLC, a wholly-owned limited liability company, which then entered into a six-year agreement with a company to lease a greyhound track located in Harlingen, Texas. A management agreement was also entered into between the parties in connection with the management of the associated pari-mutuel wagering license. The Race Park also has an option to purchase 100% of the equity interest in the company that owns the greyhound track and the wagering license for the term of the lease, subject to certain conditions. Lease payments under the terms of the agreement total $300 annually. The agreements are contingent upon the satisfactory completion of a 90-day due diligence and feasibility study currently being conducted by the Race Park. If the due diligence study is satisfactory, Race Park management plans to re-open the facility and conduct year around horse and dog simulcasting and a season of live greyhound racing at the track. The transaction is also subject to the approval of the Texas Racing Commission.

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

          The following table presents selected attendance and wagering information for the three months ended March 31, 1999 and 1998:

                                                           Three Months
                                                        Ended
                                                            March 31,
                                                        -----------------
                                                          1999     1998
                                                        -------- --------
Number of live race days                                      50       45
Number of simulcast only days                                 40       45
Average daily attendance - live race days                  3,128    3,137
Average daily attendance - simulcast only days               680      489
Average live per capita wager                           $     61 $     61
     Average combined live and guest per capita gross wager
- live race days                                             194      176
     Average guest per capita gross wager - simulcast only
days                                                         305      336

                (Amounts in thousands)
Live handle                                             $  9,562 $  8,549
Guest simulcasting handle - horses                        23,024   22,911
Guest simulcasting handle - greyhounds                     5,350      447
Host simulcasting handle                                 109,043   77,537
                                                        -------- --------
                                                        $146,979 $109,444
                                                        ======== ========
Net pari-mutuel commissions:
     Live racing                                        $  1,256 $  1,024
     Guest simulcasting - horses                           1,889    1,973
     Guest simulcasting - greyhounds                         634      104
     Host simulcasting                                     2,110    1,519
                                                        -------- --------
Total net pari-mutuel commissions                       $  5,889 $  4,620
                                                        ======== ========

          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted five more live racing performances during the three months ended March 31, 1999, compared to the same period of 1998. Live and host simulcasting handle and net pari-mutuel commissions increased significantly during the three months ended March 31, 1999 as compared to the same period in 1998. Live handle increased by 12% and live commissions increased by 23% due to the addition of the five live racing days. Host simulcasting handle increased by 41% and host commissions increased by 39% due to an increase in wagering at most of the racetracks and off-track wagering facilities receiving the Race Park's thoroughbred simulcast signal and due to the additional live racing days. The 39% increase in average daily attendance on simulcast only days and similar increased simulcast attendance on live days for the three months ended March 31, 1999 resulted in a 21% increase in total handle and net pari-mutuel commissions from guest simulcasting compared to the same period in 1998. Net commissions on guest horse simulcasting decreased slightly due to a change in how amounts are allocated to purses for winning horsemen in accordance with the Texas Racing Act. As such, this increase in total guest commissions is primarily due to the addition of cross-breed simulcasting as described in the following paragraph.

          During March 1998, the Partnership began offering wagering on greyhound racing broadcasts from Corpus Christi Greyhound and in June
1998, the Partnership began offering wagering on races broadcast from certain out-of-state greyhound tracks. During July 1998, the Partnership began offering wagering on races broadcast from the greyhound track located in the greater Houston market area (Gulf Greyhound); however, that signal was no longer available as of the end of December 1998. Average daily wagering on simulcast greyhound signals approximated $60,000 per day for the three months ended March 31, 1999. It is uncertain how the introduction of cross-breed wagering impacted guest simulcasting on horses and to what extent, if any, that its growth has been slowed by greyhound wagering.

          Food and beverage revenues increased during the three months ended March 31, 1999 compared to the same period in 1998 due to the increases in average daily attendance discussed above. Admissions, parking and other revenue also increased for the three months ended March 31, 1999 compared to the same period in 1998 due primarily to the increase in the number of live race days and the sale of additional corporate sponsorships and advertising packages.

          Income from Operations. Income from operations for the three months ended March 31, 1999 was $1,942,000 compared to $657,000 for the same period in 1998, as revenues increased by 23% while costs and expenses increased by only 4%. In addition to the factors affecting revenues between the periods discussed above, cost of operations and salaries and wages declined as a percent of revenue from 59% to 51% for the three months ended March 31, 1999 as compared to the same period in 1998. Overall, costs and expenses generally increased with the increase in revenues and with the increase in live racing days.



          Net Loss. Net loss reflects the income from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three months ended March 31, 1999 as compared to the prior period due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.
     LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Partnership had cash and cash equivalents of $5,011,000 compared to $3,764,000 at December 31, 1998. The increase in cash and cash equivalents is due to the accumulation of cash generated from operating activities, offset by capital expenditures made during the period. At March 31, 1999, the Partnership also had restricted cash of $1,791,000 compared to $3,608,000 at December 31, 1998. The decline in restricted cash was due to the payment of amounts due to horsemen for purses, stakes and awards related to the winter thoroughbred meet and to the annual payment of property taxes. The balance of Extendible Notes has increased during the three months ended March 31, 1999 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in
Note 4 to the Consolidated Financial Statements included in Item 1.

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



                                  SAM HOUSTON RACE PARK, LTD.



Date: May 14, 1999            By:    /S/ MICHAEL J. VITEK
                              ----------------------------------
                                       Michael J. Vitek
                                 Vice President of Accounting