Form 10-Q
period 1999-06-30
SAM HOUSTON RACE PARK LTD
filed 1999-08-02
CIK 911082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

---------------


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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




---------------

                                   INDEX


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements
Consolidated Balance Sheets at June 30, 1999 and December 31, 1998        3
Consolidated Statements of Operations for the three and six months
     ended June 30, 1999 and 1998                                         4
Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998                                               5
Condensed Notes to Consolidated Financial Statements                      6
Item 2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                               10

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                              12
Item 6.   Exhibits and Reports on Form 8-K                               12
Signature                                                               S-1
                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                         June 30, December
                                                           1999   31, 1998
                                                         --------
                                                                  --------
                                                         (Unaudit
                                                         ed)
                         ASSETS
Current assets:
     Cash and cash equivalents                           $ 6,612  $ 3,764
     Restricted cash                                       3,779    3,608
               Accounts receivable, net of allowance for doubtful
accounts of $54 and $51, respectively                        953    2,126
     Prepaid expenses and other current assets, net of
accumulated amortization of $20 and $14, respectively        645      492
                                                         -------- --------
          Total current assets                            11,989    9,990
                                                         -------- --------

Property and equipment, net of accumulated depreciation
of $3,524 and $2,989, respectively                        25,372   25,499
                                                         -------- --------
                                                         $37,361  $35,489
                                                         ======== ========

           LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
     Accounts payable                                    $ 1,694  $ 2,232
     Property taxes payable                                  525    1,040
     Other liabilities                                     1,923    1,938
     Amounts due to horsemen                               2,959    2,295
                                                         -------- --------
          Total current liabilities                        7,101    7,505
                                                         -------- --------

Long-term liabilities:
     Notes payable                                        45,567   41,081
     Deferred management fees                              3,340    2,826
                                                         -------- --------
          Total liabilities                               56,008   51,412
                                                         -------- --------

Commitments and contingencies (Notes 1 and 6)
Partners' deficit                                        (18,647) (15,923)
                                                         -------- --------
                                                         $37,361  $35,489
                                                         ======== ========

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                          Three Months     Six Months Ended
                                       Ended June 30,         June 30,
                                       -----------------  -----------------
                                         1999     1998      1999     1998
                                       -------- --------  -------- --------
                                                    (Unaudited)
Revenues:
     Pari-mutuel commissions, net      $ 3,407  $ 2,702   $ 9,296  $ 7,322
     Food and beverage sales               631      553     1,831    1,572
     Admissions, parking and other         778      740     1,782    1,662
                                       -------- --------  -------- --------
                                         4,816    3,995    12,909   10,556
                                       -------- --------  -------- --------
Costs and expenses:
     Cost of pari-mutuel operations        378      341       928      792
     Cost of food and beverage
operations                                 331      302       902      786
     Other operating                       687      697     1,399    1,454
     Salaries and wages                  1,694    1,483     3,996    3,670
     Management and other professional
fees                                       523      475       989      897
     Marketing and advertising             353      240       802      729
     Utilities                             247      267       560      593
     Property taxes                        280      299       563      605
     Depreciation and amortization         272      242       541      481
     General and administrative            204      221       440      464
                                       -------- --------  -------- --------
                                         4,969    4,567    11,120   10,471
                                       -------- --------  -------- --------

Income (loss) from operations             (153)    (572)    1,789       85

Other income (expense):
     Interest income                        76       56       126       82
     Interest expense                   (2,439)  (1,973)   (4,639)  (3,751)
                                       -------- --------  -------- --------
                                        (2,363)  (1,917)   (4,513)  (3,669)
                                       -------- --------  -------- --------



Net loss                               $(2,516) $(2,489)  $(2,724) $(3,584)
                                       ======== ========  ======== ========

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                   Six Months Ended
                                                       June 30,
                                                  -----------------
                                                    1999     1998
                                                  -------- --------
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $(2,724) $(3,584)
     Adjustments to reconcile net loss to net
cash provided by operating activities:
          Depreciation and amortization               541      481
          Amortization of discounts on long-term
debt                                                1,548    1,001
          (Increase) decrease in restricted cash     (171)   1,604
          Decrease in accounts receivable           1,173      695
          Increase in prepaid expenses and other     (159)    (282)
          Decrease in accounts payable               (538)    (678)
          Increase in deferred management fees        514      472
          Increase in accrued interest              2,946    2,651
          Decrease in property taxes payable         (515)    (543)
          Increase (decrease) in amounts due to
horsemen                                              664   (1,014)
          Decrease in other liabilities               (15)     (42)
                                                  -------- --------
               Net cash provided by operating
activities                                          3,264      761
                                                  -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment             (408)    (239)
                                                  -------- --------
               Net cash used for investing
activities                                           (408)    (239)
                                                  -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                         (8)     (12)
                                                  -------- --------
               Net cash used for financing
activities                                             (8)     (12)
                                                  -------- --------

INCREASE IN CASH AND CASH EQUIVALENTS               2,848      510
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    3,764    2,728
                                                  -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  6,612 $ 3,238
                                                  ======== ========

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)


1.   BASIS OF PRESENTATION AND ORGANIZATION AND FUTURE CASH REQUIREMENTS

     BASIS OF PRESENTATION AND ORGANIZATION

          The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "PARTNERSHIP"), a Texas limited partnership, and its wholly owned subsidiaries, New SHRP Capital Corp. ("NEW CAPITAL") and SHRP Valley LLC ("SHRP VALLEY"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "RACE PARK"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of June 30, 1999, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.3% interest in the Partnership, consisting of a 33.5% general partner interest (including a 32.5% interest by virtue of its ownership of 97.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

          The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1998 (the "FORM 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at June 30, 1999, the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998, and its consolidated cash flows for the six months ended June 30, 1999 and 1998.

     FUTURE CASH REQUIREMENTS

          Although the Partnership incurred a loss from operations of $153 during the three month period ended June 30, 1999, the Partnership has generated income from operations of $1,789 and cash flow from operations of $3,264 during the first six months of 1999. In addition, the Partnership had cash and cash equivalents of $6,612 and a $1,700 line of credit at June 30, 1999 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

          The Partnership is continuing to put forth marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional income. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park and elsewhere in an effort to raise new sources of income and to draw additional attendance to the Race Park. See Note 6 for a description of one such venture which is currently pending. Nonetheless, there can be no assurance that any of these efforts will be successful.

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

2.        RESTRICTED CASH

          The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at June 30, 1999 and December 31, 1998, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

          A summary of the pari-mutuel operations for the three and six months ended June 30, 1999 and 1998 is as follows:

                              Three Months     Six months Ended
                            Ended June 30,         June 30,
                            ----------------- -----------------
                              1999     1998     1999     1998
                            -------- -------- -------- --------
Number of live race days           7        4 57             49

Live handle                 $  1,531 $    818 $ 11,093 $  9,366
Guest simulcasting handle     32,847   27,487   61,221   50,846
Host simulcasting handle      17,210    7,485  126,253   85,076
                            -------- -------- -------- --------
                            $ 51,588 $ 35,790 $198,567 $145,288
                            ======== ======== ======== ========

Net commissions from live
racing                      $    201 $     97 $  1,457 $  1,121
Net commissions from guest
simulcasting                   2,867    2,457    5,390    4,534
Net commissions from host
simulcasting                     339      148    2,449    1,667
                            -------- -------- -------- --------
                            $  3,407 $  2,702 $  9,296 $  7,322
                            ======== ======== ======== ========


4.        NOTES PAYABLE

          Notes payable consist of the following:

                                               June 30, December
                                                 1999    31,1998
                                               -------- --------
     11% Senior Secured Extendible Notes due
September 1, 2001 (net of unamortized
discount of $11,137 in 1999 and $12,684
in 1998)                                       $43,851  $39,436
Accrued interest to be paid in-kind              1,512    1,433
                                               -------- --------
                                                45,363   40,869
Unsecured promissory notes                         189      197
Payable to Limited Partners                         23       23
                                               -------- --------
     Total                                      45,575   41,089
Less current portion included in other
liabilities                                         (8)      (8)
                                               -------- --------
                                               $45,567  $41,081
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

5.        RELATED PARTY TRANSACTIONS

          Management and other professional fees include $260 and $239 for the three months ended June 30, 1999 and 1998, respectively, and $514 and $472 for the six months ended June 30, 1999 and 1998, respectively, in management fees due to the Managing General Partner. Such amounts include interest of $72 and $51 for the three months ended June 30, 1999 and 1998, respectively, and $139 and $97 for the six months ended June 30, 1999 and 1998, respectively. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

          The Partnership incurred service fees and related costs of $131 and $133 for the three months ended June 30, 1999 and 1998, respectively, and $260 and $266 for the six months ended June 30, 1999 and 1998, respectively, related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at June 30, 1999 and December 31, 1998 were obligations to MAXXAM for such costs of $71 and $45, respectively. The Partnership also incurred fees of $20 and $45 during the three months ended June 30, 1999 and 1998, respectively, and $42 and $59 during the six months ended June 30, 1999 and 1998, respectively, for legal and other consulting services performed by other affiliates.
6.        COMMITMENTS AND CONTINGENCIES

          During March 1999, the Race Park formed SHRP Valley LLC, a wholly-owned limited liability company, which then entered into a six-year agreement with a company to lease a greyhound track located in Harlingen, Texas. A management agreement was also entered into between the parties in connection with the management of the associated pari-mutuel wagering license. The Race Park also has an option to purchase 100% of the equity interest in the company that owns the greyhound track and the wagering license for the term of the lease, subject to certain conditions. Lease payments under the terms of the agreement total $300 annually. Race Park management plans to re-open the facility and conduct year-round horse and dog simulcasting and a season of live greyhound racing at the track. Currently, the parties are in a due diligence period, which has been extended for the purpose of obtaining Texas Racing Commission approval for the agreements.

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

     RESULTS OF OPERATIONS

          Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year. Historically, the Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and host simulcasting. Therefore, net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year.

          The following table presents selected attendance and wagering information for the three and six months ended June 30, 1999 and 1998:


                                         Three Months    Six months Ended
                                      Ended June 30,         June 30,
                                      ----------------- -----------------
                                        1999     1998     1999      1998
                                      -------- -------- --------  --------
Number of live race days                     7        4       57        49
Number of simulcast only days         84             87 124            132
Average daily attendance - live race
days                                     3,620    3,545    3,170     3,171
Average daily attendance - simulcast
only days                                1,176      982    1,008       806
                                            60
Average live per capita wager         $     60 $     58 $     61  $     60
     Average combined live and guest per
capita gross wager - live race
days                                       187      159      194       174
     Average guest per capita gross wager -
simulcast only days                        300      305      299       311
        (Amounts in thousands)
Live handle                           $  1,531 $    818 $ 11,093  $  9,366
Guest simulcasting handle - horses      26,770   25,981   49,794    48,893
Guest simulcasting handle - greyhounds
                                         6,077    1,506   11,427     1,953
Host simulcasting handle                17,210    7,485  126,253    85,076
                                      -------- -------- --------  --------
                                      $ 51,588 $ 35,790 $198,567  $145,288
                                      ======== ======== ========  ========
Net pari-mutuel commissions:
     Live racing                      $    201 $     97 $  1,457  $  1,121
     Guest simulcasting - horses         2,158    2,221    4,047     4,194
     Guest simulcasting - greyhounds       709      236    1,343       340
     Host simulcasting                     339      148    2,449     1,667
                                      -------- -------- --------  --------
Total net pari-mutuel commissions     $  3,407 $  2,702 $  9,296  $  7,322
                                      ======== ======== ========  ========

          Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted three and eight more live racing performances during the three and six months ended June 30, 1999, respectively, compared to the same periods of 1998, which contributed to the increase in live and host pari-mutuel handle and commissions. Live and host simulcasting handle and net pari-mutuel commissions increased significantly during the three and six months ended June 30, 1999 as compared to the same periods in 1998. Live handle increased by 87% and 18% and live commissions increased by 107% and 30% for the three and six months ended June 30, 1999, respectively, over the same periods in 1998 due to the addition of the three and eight live racing days, respectively. Host simulcasting handle increased by 130% and 48% and host commissions increased by 129% and 47% for the three and six months ended June 30, 1999, respectively, due to an increase in wagering at most of the racetracks and off-track wagering facilities receiving the Race
Park's thoroughbred simulcast signal and due to the additional live racing days. The 20% and 25% increase in average daily attendance on simulcast only days and similar increased simulcast attendance on live days for the three and six months ended June 30, 1999, respectively, resulted in a 20% increase in total handle and net pari-mutuel commissions from guest simulcasting compared to the same periods in 1998. Net commissions on guest horse simulcasting decreased slightly due to a change in how amounts are allocated to purses for winning horsemen in accordance with the Texas Racing Act. In total, guest commissions increased primarily due to the addition of cross-breed simulcasting as described in the following paragraph.

          During March 1998, the Partnership began offering wagering on greyhound racing broadcasts from Corpus Christi Greyhound and in June 1998, the Partnership began offering wagering on races broadcast from certain out-of-state greyhound tracks. Average daily wagering on simulcast greyhound signals approximated $67,000 and $63,000 per day for the three and six months ended June 30, 1999, respectively. It is uncertain how the introduction of cross-breed wagering impacted guest simulcasting on horses and to what extent, if any, its growth has been slowed by greyhound wagering.

          Food and beverage revenues increased by 14% and 16% during the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998 due to the additional live race days and to the increases in average daily attendance discussed above. Admissions, parking and other revenue also increased for the three and six months ended June 30, 1999 compared to the same periods in 1998 due primarily to the increase in the number of live race days.

          Income (loss) from Operations. The loss from operations for the three months ended June 30, 1999 was $153,000 versus a loss of $572,000 for the same period in 1998 as revenues increased by 21% while costs and expenses rose only 9%. Income from operations for the six months ended June 30, 1999 was $1,789,000 compared to $85,000 for the same period in 1998, as revenues increased by 22% while costs and expenses increased by only 6%. In addition to the factors affecting revenues between the periods discussed above, cost of operations and salaries and wages declined as a percent of revenue from 70% to 64% and from 64% to 56% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Overall, costs and expenses generally increased with the increase in revenues and with the increase in live racing days.

          Net Loss. Net loss reflects the income from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three and six months ended June 30, 1999 as compared to the prior periods due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1999, the Partnership had cash and cash equivalents of $6,612,000 compared to $3,764,000 at December 31, 1998. The increase in cash and cash equivalents is due to the accumulation of cash generated from operating activities, offset by capital expenditures made during the period. At June 30, 1999, the Partnership also had restricted cash of $3,779,000 compared to $3,608,000 at December 31, 1998. The increase in restricted cash was due to the accumulation of amounts due to horsemen for purses, stakes and awards related to the summer quarterhorse meet and the fall thoroughbred meet offset by the annual payment of property taxes. The balance of Extendible Notes has increased during the six months ended June 30, 1999 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

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


                        SAM HOUSTON RACE PARK, LTD.



Date: July 30, 1999 By:                 /S/ MICHAEL J. VITEK
                                             Michael J. Vitek
                                        Vice President of Accounting