Form 10-Q
period 1999-09-30
SAM HOUSTON RACE PARK LTD
filed 1999-11-12
CIK 911082

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           ---------------------------



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         Commission File Number 33-67738

                           SAM HOUSTON RACE PARK, LTD.
             (Exact name of Registrant as Specified in its Charter)


                                      TEXAS
                          (State or other jurisdiction
                        of incorporation or organization)

                                   76-0313877
                                (I.R.S. Employer
                             Identification Number)


                              ONE SAM HOUSTON PLACE
                       7575 NORTH SAM HOUSTON PARKWAY WEST
                                 HOUSTON, TEXAS
                    (Address of Principal Executive Offices)


                                      77064
                                   (Zip Code)


       Registrant's telephone number, including area code: (281) 807-8700


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|




                           SAM HOUSTON RACE PARK, LTD.

                                      INDEX



PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements
      Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998
      Consolidated Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998
      Condensed Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

PART II. - OTHER INFORMATION
   Item 1. Legal Proceedings
   Item 6. Exhibits and Reports on Form 8-K
   Signature




                           SAM HOUSTON RACE PARK, LTD.

                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)




                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                            1999          1998
                                                                                        -----------   ------------
                                                                                         (Unaudited)

                                        ASSETS
Current assets:
   Cash and cash equivalents..........................................................  $     7,002   $      3,764
   Restricted cash....................................................................        4,154          3,608
   Accounts receivable, net of allowance for doubtful accounts
      of $51 and $51, respectively....................................................          763          2,126
   Prepaid expenses and other current assets, net of accumulated amortization of
      $23 and $14, respectively.......................................................          480            492
                                                                                        -----------   ------------
      Total current assets............................................................       12,399          9,990
                                                                                        -----------   ------------

Property and equipment, net of accumulated depreciation of
      $3,804 and $2,989, respectively.................................................       25,188         25,499
                                                                                        -----------   ------------
                                                                                        $    37,587   $     35,489
                                                                                        ===========   ============

                           LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Accounts payable...................................................................  $     1,477   $      2,232
   Property taxes payable.............................................................          788          1,040
    Amounts due to horsemen ..........................................................        3,054          2,295
   Other liabilities..................................................................        1,731          1,938
                                                                                        -----------   ------------
      Total current liabilities.......................................................        7,050          7,505
                                                                                        -----------   ------------

Long-term liabilities:
   Notes payable......................................................................       47,931         41,081
   Deferred management fees...........................................................        3,604          2,826
                                                                                        -----------   ------------
      Total liabilities...............................................................       58,585         51,412
                                                                                        -----------   ------------

Commitments and contingencies (Notes 1 and 6)

Partners' deficit.....................................................................      (20,998)       (15,923)
                                                                                        -----------   ------------
                                                                                        $    37,587   $     35,489
                                                                                        ===========   ============


The accompanying condensed notes are an integral part of these financial statements.





                           SAM HOUSTON RACE PARK, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)




                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ------------   -----------   ------------   ------------
                                                         1999           1998         1999            1998
                                                     ------------   -----------   ------------   ------------
                                                                                   (Unaudited)
Revenues:
   Pari-mutuel commissions, net..................... $      4,157   $     3,834    $    13,453   $     11,156
   Food and beverage sales..........................        1,510         1,275          3,341          2,847
   Admissions, parking and other....................        1,166         1,086          2,948          2,748
                                                     ------------   -----------    -----------   ------------
                                                            6,833         6,195         19,742         16,751
                                                     ------------   -----------    -----------   ------------
Costs and expenses:
   Cost of pari-mutuel operations...................          501           550          1,429          1,342
   Cost of food and beverage operations.............          694           594          1,596          1,380
   Other operating..................................          737           772          2,136          2,226
   Salaries and wages...............................        2,435         2,285          6,431          5,955
   Management and other professional fees...........          405           380          1,394          1,277
   Marketing and advertising........................          887           600          1,689          1,329
   Utilities........................................          352           365            912            958
   Property taxes...................................          289           313            852            918
   Depreciation and amortization....................          283           246            824            727
   General and administrative.......................          254           261            694            725
                                                     ------------   -----------    -----------   ------------
                                                            6,837         6,366         17,957         16,837
                                                     ------------   -----------    -----------   ------------

Income (loss) from operations.......................           (4)         (171)         1,785            (86)

Other income (expense):
   Interest income..................................           96            61            222            143
   Interest expense.................................       (2,443)       (1,970)        (7,082)        (5,721)
                                                     ------------   -----------    -----------   ------------
                                                           (2,347)       (1,909)        (6,860)        (5,578)
                                                     ------------   -----------    -----------   ------------



Net loss............................................ $     (2,351)  $    (2,080)   $    (5,075)  $     (5,664)
                                                     ============   ===========    ===========   ============


The accompanying condensed notes are an integral part of these financial statements.





                           SAM HOUSTON RACE PARK, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)




                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                            1999          1998
                                                                                        -----------   ------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................................................  $    (5,075)  $     (5,664)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization...................................................          824            727
      Amortization of discounts on long-term debt.....................................        2,400          1,562
      (Increase) decrease in restricted cash..........................................         (546)           980
      Decrease in accounts receivable.................................................        1,363            748
      Decrease (increase) in prepaid expenses and other current assets................            3            (94)
      Decrease in accounts payable....................................................         (755)          (764)
      Increase in deferred management fees............................................          778            716
      Increase in accrued interest....................................................        4,458          4,009
      Decrease in property taxes payable..............................................         (252)          (255)
      Increase (decrease) in amounts due to horsemen..................................          759           (683)
      (Decrease) increase in other liabilities........................................         (207)            99
                                                                                        -----------   ------------
        Net cash provided by operating activities.....................................        3,750          1,381
                                                                                        -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment................................................         (504)          (539)
                                                                                        -----------   ------------
        Net cash used for investing activities........................................         (504)          (539)
                                                                                        -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable..........................................................           (8)           (12)
                                                                                        -----------   ------------
        Net cash used for financing activities........................................           (8)           (12)
                                                                                        -----------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS.................................................        3,238             830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................        3,764           2,728
                                                                                        -----------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................  $     7,002   $       3,558
                                                                                        ===========   =============


The accompanying condensed notes are an integral part of these financial statements.





                           SAM HOUSTON RACE PARK, LTD.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION AND ORGANIZATION AND FUTURE CASH REQUIREMENTS

BASIS OF PRESENTATION AND ORGANIZATION

      The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "PARTNERSHIP"), a Texas limited partnership, and its wholly owned subsidiaries, New SHRP Capital Corp. ("NEW CAPITAL") and SHRP Valley LLC ("SHRP VALLEY"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "RACE PARK"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of September 30, 1999, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.3% interest in the Partnership, consisting of a 33.5% general partner interest (including a 32.5% interest by virtue of its ownership of 97.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

      The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1998 (the "FORM 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at September 30, 1999, the consolidated results of its operations for the three and nine months ended September 30, 1999 and 1998, and its consolidated cash flows for the nine months ended September 30, 1999 and 1998.

FUTURE CASH REQUIREMENTS

      Although the Partnership incurred a loss from operations of $4 during the three month period ended September 30, 1999, the Partnership has generated income from operations of $1,785 and cash flow from operations of $3,750 during the first nine months of 1999. In addition, the Partnership had cash and cash equivalents of $7,002 and a $1,700 line of credit at September 30, 1999 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

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

2.      RESTRICTED CASH

      The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at September 30, 1999 and December 31, 1998, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

3.      RACING OPERATIONS

      The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing during meets and on simulcast horse and greyhound racing throughout the year. The Race Park earns revenues on live racing and on simulcast racing as both a guest and host track. Under the Racing Act, the Partnership's net commission revenue on live racing is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements and provides broadcasts of live racing conducted at the Race Park to other wagering outlets under various host simulcasting agreements. Under these agreements, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari- mutuel handle.

      A summary of the pari-mutuel operations for the three and nine months ended September 30, 1999 and 1998 is as follows:


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------------  ---------------------------
                                                     1999           1998          1999          1998
                                                 -------------  ------------  ------------  -------------

Number of live race days.........................           44            43           101             92

Live handle......................................$       7,830  $      5,977  $     18,923  $      15,343
Guest simulcasting handle........................       29,227        30,181        90,448         81,027
Host simulcasting handle.........................       25,855        15,459       152,108        100,535
                                                 -------------  ------------  ------------  -------------
                                                 $      62,912  $     51,617  $    261,479  $     196,905
                                                 =============  ============  ============  =============

Net commissions from live racing.................$       1,018  $        707  $      2,475  $       1,828
Net commissions from guest simulcasting..........        2,691         2,841         8,081          7,375
Net commissions from host simulcasting...........          448           286         2,897          1,953
                                                 -------------  ------------  ------------  -------------
                                                 $       4,157  $      3,834  $     13,453  $      11,156
                                                 =============  ============  ============  =============




4.      NOTES PAYABLE

      Notes payable consist of the following:


                                                                                   September 30, December 31,
                                                                                       1999          1998
                                                                                   -----------   -----------

11% Senior Secured Extendible Notes due September 1, 2001 (net of
   unamortized discount of $10,285 in 1999 and $12,684 in 1998)..................  $    44,702   $    39,436
Accrued interest to be paid in-kind..............................................        3,024         1,433
                                                                                   -----------   -----------
                                                                                        47,726        40,869
Unsecured promissory notes.......................................................          190           197
Payable to Limited Partners......................................................           23            23
                                                                                   -----------   -----------
   Total.........................................................................       47,939        41,089
Less current portion included in other liabilities...............................           (8)           (8)
                                                                                   -----------   -----------
                                                                                   $    47,931   $    41,081
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

5.      RELATED PARTY TRANSACTIONS

      Management and other professional fees include $264 and $244 for the three months ended September 30, 1999 and 1998, respectively, and $778 and $716 for the nine months ended September 30, 1999 and 1998, respectively, in management fees due to the Managing General Partner. Such amounts include interest of $77 and $56 for the three months ended September 30, 1999 and 1998, respectively, and $216 and $153 for the nine months ended September 30, 1999 and 1998, respectively. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

      The Partnership incurred service fees and related costs of $115 and $72 for the three months ended September 30, 1999 and 1998, respectively, and $375 and $338 for the nine months ended September 30, 1999 and 1998, respectively, related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at September 30, 1999 and December 31, 1998 were obligations to MAXXAM for such costs of $46 and $45, respectively. The Partnership also incurred fees of $14 and $18 during the three months ended September 30, 1999 and 1998, respectively, and $56 and $77 during the nine months ended September 30, 1999 and 1998, respectively, for legal and other consulting services performed by other affiliates.

6.      COMMITMENTS AND CONTINGENCIES

      During March 1999, the Race Park formed SHRP Valley, a wholly-owned limited liability company, which then entered into, among other things, a six-year lease, a management agreement, and a pledge agreement with a group of companies that own a greyhound track located in Harlingen, Texas. The lease also provides SHRP Valley with an option to purchase the equity of the company that owns the greyhound track and the wagering license during the term of the lease, subject to certain conditions. If the agreements are honored (as described below) and if the Texas Racing Commission approves the management agreement, SHRP Valley intends to reopen the facility and conduct year-round horse and dog simulcasting and a season of live greyhound racing at the track.

   SHRP Valley believes that the owners of the track have not used best efforts, as required by the agreements, to obtain Texas Racing Commission approval of the management agreement. Furthermore, the owners of the track have informed SHRP Valley that they are in negotiations to sell the track to another party. SHRP Valley believes that this is in violation of the agreement with the owners and is in the process of evaluating its legal rights under the agreements, and may take legal action against the owners of the greyhound track and/or any interfering party.

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

RESULTS OF OPERATIONS

      Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held; accordingly, results of operations for interim periods are not necessarily indicative of the results which can be expected for the entire year. Historically, the Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and host simulcasting. Therefore, net pari- mutuel commissions have typically been highest during the first and fourth quarters of the year.

      The following table presents selected attendance and wagering information for the three and nine months ended September 30, 1999 and 1998:

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                  -----------------------  ------------------------
                                                                     1999         1998        1999         1998
                                                                  -----------  ----------  -----------  -----------

Number of live race days..........................................         44          43          101           92
Number of simulcast only days.....................................         48          49          172          181
Average daily attendance - live race days.........................      4,777       4,213        3,870        3,657
Average daily attendance - simulcast only days....................        762         815          957          809


Average live per capita wager.................................... $        37  $       33  $        48  $        46
Average combined live and guest per capita gross wager - live
   race days......................................................        123         138          156          157
Average guest per capita gross wager - simulcast only days........        304         281          301          294

                      (AMOUNTS IN THOUSANDS)
Live handle.......................................................$     7,830  $    5,977  $    18,923  $    15,343
Guest simulcasting handle - horses................................     23,431      23,825       73,225       72,718
Guest simulcasting handle - greyhounds............................      5,796       6,356       17,223        8,309
Host simulcasting handle..........................................     25,855      15,459      152,108      100,535
                                                                  -----------  ----------  -----------  -----------
                                                                  $    62,912  $   51,617  $   261,479  $   196,905
                                                                  ===========  ==========  ===========  ===========

Net pari-mutuel commissions:
   Live racing....................................................$     1,018  $      707  $     2,475  $     1,828
   Guest simulcasting - horses....................................      2,001       2,058        6,048        6,252
   Guest simulcasting - greyhounds................................        690         783        2,033        1,123
   Host simulcasting..............................................        448         286        2,897        1,953
                                                                  -----------  ----------  -----------  -----------
Total net pari-mutuel commissions.................................$     4,157  $    3,834  $    13,453  $    11,156
                                                                  ===========  ==========  ===========  ===========

     Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. The Race Park conducted one and nine more live racing performances during the three and nine months ended September 30, 1999, respectively, compared to the same periods of 1998, which contributed to the increase in live and host pari-mutuel handle and commissions. Live and host simulcasting handle and net pari-mutuel commissions increased significantly during the three and nine months ended September 30, 1999, as compared to the same periods in 1998.

      Live handle increased by 31% and 23% and live commissions increased by 44% and 35% for the three and nine months ended September 30, 1999, respectively, over the same periods in 1998 due, in part, to the addition of the one and nine live racing days, respectively. The live net pari-mutuel commissions increased at a greater percentage rate than live handle due primarily to the elimination of the one percent state pari-mutuel wagering tax on the first $100 million of live handle, which became effective on January 1, 1999. Another factor contributing to the increase in live attendance and live pari-mutuel handle and commissions for the three and nine months ended September 30, 1999 verses 1998 was an increase in marketing efforts, including direct mail campaigns and promotion of a Friday country music concert series during the summer quarter horse meet.

      Host simulcasting handle increased by 67% and 51% and host commissions increased by 57% and 48% for the three and nine months ended September 30, 1999, respectively. A significant factor for the three and nine months increase was an increase in the number of racetracks and off-track wagering facilities receiving the Race Park's quarter horse simulcast signal. In particular, a southern California racetrack, including its off-track wagering facilities, significantly increased the number of the Race Park's quarter horse races made available to its customers during 1999, resulting in an increase in host handle of approximately $6,000,000 for the three months ended September 30, 1999, versus the same period in 1998. Also a factor for the nine months ended September 30, 1999, was an increase in wagering at most of the racetracks and off-track wagering facilities receiving the Race Park's thoroughbred simulcast signal. The increases in host simulcasting handle and commissions were also due in part to the additional live racing days. Net commissions on host simulcasting as a percentage of handle decreased slightly due to a change in how amounts are allocated to purses for winning horsemen in accordance with the Texas Racing Commission Rules of Racing effective January 1, 1999.

      The 7% decrease in average daily attendance on simulcast only days and similar decrease in simulcast attendance on live days for the three months ended September 30, 1999, resulted in a corresponding decrease in total handle and net pari-mutuel commissions from guest simulcasting compared to the same period in 1998. In total, guest commissions increased for the nine months ended September 30, 1999 over 1998, primarily due to the addition of cross-breed simulcasting. However, for the nine months ended September 30, 1999, average daily attendance on simulcast only days is up 18% compared to the same period in 1998 as a result of the impact of a full nine months of in-state and out-of-state cross-breed simulcasting during 1999 versus approximately three months of in-state only and six months of both during 1998. See the following paragraph for additional background on cross-breed simulcasting. Net commissions on guest horse simulcasting decreased slightly due to a change in how amounts are allocated to purses for winning horsemen in accordance with the Texas Racing Act.

      During March 1998, the Partnership began offering wagering on greyhound racing broadcasts from Corpus Christi Greyhound and in September 1998, the Partnership began offering wagering on races broadcast from certain out-of-state greyhound tracks. This cross-breed wagering has been well received by Race Park patrons and has resulted in increased simulcast attendance as well as guest simulcast handle and net pari-mutuel commissions. Average daily wagering on simulcast greyhound signals approximated $63,000 per day for the three and nine months ended September 30, 1999, respectively. It is uncertain how the introduction of crossbreed wagering impacted guest simulcasting on horses and to what extent, if any, its growth has been slowed by greyhound wagering.

     Food and beverage revenues increased by 18% and 17% during the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. Admissions, parking and other revenue also increased for the three and nine months ended September 30, 1999 versus 1998. These increases were primarily due to the increase in the number of live race days and to the increases in average daily attendance on live race days.

     Income (loss) from Operations. The loss from operations for the three months ended September 30, 1999 was $4,000 versus a loss of $171,000 for the same period in 1998 as revenues increased by 10% while costs and expenses rose only 7%. Income from operations for the nine months ended September 30, 1999 was $1,785,000 compared to a loss of $86,000 for the same period in 1998, as revenues increased by 18% while costs and expenses increased by only 7%. In addition to the factors affecting revenues between the periods discussed above, cost of operations and salaries and wages declined as a percent of revenue from 68% to 64% and from 65% to 59% for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Overall, costs and expenses generally increased with the increase in attendance and related sales and with the increase in live racing days.

      Net Loss. Net loss reflects the income from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three and nine months ended September 30, 1999 as compared to the prior periods due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Partnership had cash and cash equivalents of $7,002,000 compared to $3,764,000 at December 31, 1998. The increase in cash and cash equivalents is due to the accumulation of cash generated from operating activities, offset by capital expenditures made during the period. At September 30, 1999, the Partnership also had restricted cash of $4,154,000 compared to $3,608,000 at December 31, 1998. The increase in restricted cash was due to the accumulation of amounts due to horsemen for purses, stakes and awards related to the fall thoroughbred meet offset by the annual payment of property taxes. The balance of Extendible Notes has increased during the nine months ended September 30, 1999 due to the issuance of additional Extendible Notes as payment in-kind for accrued interest and the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

      See Note 1 to the Consolidated Financial Statements for a discussion of the future cash requirements of the Partnership.

YEAR 2000 PREPAREDNESS

      The "Year 2000" issue is the result of computer programs that were written using two digits rather than four to define the applicable year in date-dependent systems. If computer programs with date sensitive functions are not Year 2000 compliant, they may be unable to distinguish the year 2000 from the year 1900. This could result in system failure or miscalculations leading to a disruption of business operations.

      Some of the Partnership's operations are dependent upon computer systems and applications. These systems are either directly owned and controlled by the Partnership or are provided under contract by third party service providers. Management has categorized the Year 2000 issues into four general areas.

      Systems Owned by the Partnership. The first area is related to systems that are owned by the Partnership. These systems include application software and dedicated hardware that are relied upon in running the principal operations of the Partnership. In addition, there are numerous applications that provide administrative support and management reporting functions. Some of these applications were developed internally and other applications were purchased.

     Management has identified hardware, including embedded chip technology that was not Year 2000 compliant and replaced it as part of the routine upgrading of computer equipment. Most hardware requiring replacement was upgraded during the first three quarters of 1999. As of October 1999, the Partnership believes that all owned hardware and equipment with embedded chip technology have been identified and either certified as Year 2000 compliant by manufacturers or scheduled to be replaced or upgraded prior to the end of the year.

      Application software compliance with the Year 2000 has been certified through a combination of consultations with and certifications from the software developers, and testing. Applications developed internally have been written with Year 2000 compliance in mind, using software programs that are Year 2000 compliant. The Partnership has received reports from third parties on Year 2000 compliance for financial reporting, payroll, operations control and reporting and internal communications applications. Year 2000 compliance is required with regard to any software upgrades.

      Based on the schedule outlined above, it is expected that the Partnership's owned systems will be Year 2000 complaint prior to the year 2000. However, even though the planned modifications to internally owned hardware and software should adequately address Year 2000 issues, there can be no assurance that unforeseen difficulties will not arise.

      Services Provided to the Partnership Under Contract by Third Parties. The second area is services provided to the Partnership by third parties. Many of these services are critical to the operations of the Partnership and could materially impact the Partnership should the systems upon which the services are dependent be unable to function.

      The Partnership places significant reliance on the totalisator system which is required for pari-mutuel wagering in the State of Texas. The system is provided and supported by an outside vendor. Totalisator services include the calculation of amounts wagered and amounts owed to winning ticket holders. The Partnership has received assurances from this vendor certifying that the system which supports the Race Park is Year 2000 compliant. However, if the software modifications are not functional, the Year 2000 issue could have a material impact on the operations of the Partnership.

      Video services provided by two outside vendors are also important to the Partnership's operations. Video services include the production and transmission of the television signal for distribution to customers located on the premises and to customers located at remote outlets throughout the country. The Partnership is working closely with the vendor that produces the video signal to ensure the software applications that provide the graphical enhancements and other distinguishing features to the televised signal are Year 2000 compliant. The vendor that provides transmission services has already certified Year 2000 compliance.

      The Partnership purchases data and statistical information from an outside vendor for resale to the public. This information is included in printed programs made available to customers to assist them in their wagering decisions. This vendor has implemented a Year 2000 remediation plan which they certified as having been completed during the third quarter of 1999.

      A variety of other smaller and less critical technology service providers are involved with the Partnership's product. The Partnership has received assurance letters from a majority of these suppliers and will continue to work to receive assurances from those remaining.

      In the event that any of the key third party service providers discussed above do not successfully and timely achieve Year 2000 compliance, and the Partnership is unable to replace them with alternate service providers, it could have a material adverse effect on the Partnership's business, financial condition and results of operations.

      Industry-wide Issues. Because the Partnership derives a significant portion of its revenues from customers at other racing organizations that are confronted with the same technological issues, including totalisator, video and statistical information services, the Partnership has been actively participating in an industry-wide assessment and remedial efforts to address the Year 2000 issue. Reports received to date indicate that these systems are or will be compliant prior to year end.

      Control and Regulating Systems. A variety of the newer control and regulating systems are date sensitive. Environmental control systems, elevator/escalator systems, fire control and security systems utilize date sensitive software or embedded chip technology for correct operation. The Partnership has systems that perform each of these functions, and it is determining whether any of these systems employ technology that may not be Year 2000 compliant. The Partnership has been working closely with manufacturers of these products developing a remedial plan to assure Year 2000 compliance to the extent that any problems have been identified. Management expects that all such systems will be Year 2000 compliant by the end of 1999.

      Cost and Contingency Planning. To date, the total cost to remediate Year 2000 compliance issues is estimated to be less than $100,000. Management believes that any future costs to remediate Year 2000 compliance issues will not be material to the Partnership's financial position or results of operations. Management has evaluated other third party providers of services and equipment and believes that it will have time to implement alternative information technology systems or manual systems by the end of 1999, which should reduce the risk of non-compliance to the Partnership.


                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for cautionary information with respect to such forward- looking statements.

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



                                          SAM HOUSTON RACE PARK, LTD.





Date: November 12, 1999        By:           /S/ MICHAEL J. VITEK
                                  -------------------------------------------
                                               Michael J. Vitek
                                         Vice President of Accounting