Form 10-K
period 1999-12-31
SAM HOUSTON RACE PARK LTD
filed 2000-03-23
CIK 911082

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                           ---------------------------



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER 33-67738

                           SAM HOUSTON RACE PARK, LTD.
             (Exact name of Registrant as Specified in its Charter)

               TEXAS                                    76-0313877
   (State or other jurisdiction                     (I.R.S. Employer)
 of incorporation or organization)                Identification Number)

        ONE SAM HOUSTON PLACE                             77064
 7575 NORTH SAM HOUSTON PARKWAY WEST                   (Zip Code)
           HOUSTON, TEXAS
(Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (281) 807-8700

                           ---------------------------



           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

                           ---------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                     PART I
Item 1.  Business
                  General
                  Industry Overview
                  Racing Schedules
                  Sources of Revenue
                  Purses and Horsemen's Agreements
                  Marketing and Business Development
                  Competition
                  Seasonality of Racing
                  Employees
                  Regulation and Taxation

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matter to a Vote of Security Holders

                                     PART II

Item 5.  Stockholder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data
                  Report of Independent Certified Public Accountants Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Partners' Deficit
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III
Item 10.  Directors and Executive Officers

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K


                           SAM HOUSTON RACE PARK, LTD.

                                     PART I

ITEM 1.           BUSINESS

   GENERAL

      Sam Houston Race Park, Ltd., a Texas limited partnership (the "PARTNERSHIP"), owns and operates Sam Houston Race Park, a Class 1 horse racing facility located within the greater Houston metropolitan area (the "RACE PARK"). The Race Park offers pari-mutuel wagering on live thoroughbred and quarter horse racing and on horse and greyhound races simulcast from other racetracks. The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of December 31, 1999, various wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate of 98.9% of the equity in the Partnership and 99.0% of the Partnership's 11% Senior Secured Extendible Notes (the "EXTENDIBLE NOTES").

      This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in the sections to this Item entitled "Sources of Revenue-Simulcasting," "--Marketing and Business Development," "--Competition" and "--Regulation and Taxation-Regulations on Simulcasting" and "--Taxation." These statements also appear in a number of other places (see Item 3. "Legal Proceedings," Item 5. "Stockholder Matters" and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations," and "--Liquidity and Capital Resources"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements, and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      For every dollar wagered at the Race Park, a percentage, as defined by state law, is returned to the winning bettors, and the remaining percentage, referred to as the "takeout," is collected by the racetrack. As discussed in more detail below, a percentage of the takeout is reserved for purses to be paid to the owners of future winning horses or greyhounds, as fees and taxes to the state of Texas and as contributions to organizations whose purpose is the furtherance of horse breeding in Texas. The takeout remaining after these deductions is retained by the racetrack and constitutes the racetrack's primary source of revenue. The Partnership's Consolidated Financial Statements and Notes thereto appearing in Item 8 contain additional information regarding the Partnership's revenues and costs of pari-mutuel operations.

   RACING SCHEDULES

      The Race Park currently conducts live thoroughbred or quarter horse racing four days a week during meets and conducts simulcasting seven days a week year round. The Texas Racing Commission (the "RACING COMMISSION") must approve the number of live race days that may be offered at the Race Park each year. The number and scheduling of race days at the Race Park depends upon a number of factors, including scheduling of live race days at other Texas Class 1 horse racing facilities. Under the Rules of Racing for the state of Texas (the "RULES OF RACING"), Class 1 racetracks may not have overlapping live race schedules for the same breed of horse with other Class 1 racetracks unless each track with overlapping schedules consents. The Racing Commission has licensed two other Class 1 horse racetracks: Retama Park near San Antonio and Lone Star Park at Grand Prairie near Dallas.

      The Race Park conducted 134 days of live racing during 1999, consisting of 90 days of thoroughbred racing and 44 days of quarter horse racing. For the 2000 calendar year, the Race Park has obtained approval to conduct live racing on 136 days consisting of (i) 57 days of thoroughbred racing beginning on January 1, 2000 and concluding on April 9, 2000, (ii) 45 days of quarter horse racing beginning on June 30, 2000 and concluding on September 10, 2000 and (iii) 34 days of thoroughbred racing beginning on November 2, 2000 and concluding on December 30, 2000. The Race Park has not yet determined what race dates it will request in 2001 and years thereafter. The Race Park also expects to continue offering simulcast wagering 364 days a year.

   SOURCES OF REVENUE

      Wagering on Live Races
      The Texas Racing Act (the "RACING ACT") provides for the takeout percentage on live races depending on the type of wager. The total takeouts are approximately 18%, 21% and 25% from regular wagering pools, multiple two wagering pools and multiple three or more wagering pools, respectively. The Racing Act also provides that a minimum of 7% of all live regular wagering pools and live multiple two wagering pools and a minimum of 8.5% of all live multiple three wagering pools be reserved for purses to be paid to the owners of future winning horses. Furthermore, through December 31, 1998, the state of Texas received 1% of the first $100 million wagered on live racing at each racetrack each year (plus higher percentages for wagering over $100 million). Subsequent to December 31, 1998, this tax was eliminated on the first $100 million wagered. Finally, 1% of live multiple wagering pools is required to be set aside for Texas horse breeding programs. During 1999, the Race Park retained, on the first $100 million wagered on live horse racing, 11% of regular wagers, 13% of wagers involving two horses and 15.5% of wagers involving three or more horses after giving effect to the foregoing payments. The betting patterns experienced by the Race Park during its operating history have averaged approximately 38%, 28% and 34% of dollars wagered in the regular, multiple two and multiple three or more wagering pools, respectively.

      Simulcasting
      The Race Park currently offers guest simulcast wagering on horse races seven days a week throughout the year and intends to continue doing so. As of March 1, 2000, the Race Park had agreements with approximately 50 racetracks pursuant to which it, at various times, receives simulcast signals. The maximum takeout percentages on guest simulcast racing broadcasts from Texas racetracks are the same as those for live racing. The takeout percentages on guest simulcast racing broadcasts from out-of-state tracks are established by each state but are generally within a few percentage points of the takeout percentages in Texas. The Race Park sets aside amounts from each wagering pool for purses to be paid to the owners of future winning horses in varying amounts. See "Purses and Horsemen's Agreements" below. Furthermore, as of September 1, 1997, the Racing Act required the allocation of 1.25% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act, and 1% of all simulcast multiple wagering pools for Texas horse breeding programs. As of January 1, 1999, the allocation to the state of Texas was reduced by .25% to 1.0%. Effective July 9, 1999, the 0.25% to the state of Texas was eliminated. The Race Park also pays broadcasting racetracks a fee which averages approximately 3% of the amount wagered by its patrons on the broadcast races. After giving effect to the foregoing, the Race Park receives net commissions normally ranging from 6% to 10% on guest simulcast betting at the Race Park.

      The Race Park also began offering guest simulcast wagering on greyhound races during March 1998 under cross-breed simulcasting provisions contained in the amendments to the Racing Act enacted during the 1997 legislative session (the "1997 AMENDMENTS"). Wagering on greyhound signals accounted for 19.4% of the guest wagering handle and 15.3% of total net-pari mutuel commissions for 1999.

      The maximum takeout percentages on cross-breed simulcast racing broadcast from Texas racetracks and out-of-state racetracks are approximately equal to those percentages used for horse racing described above. Under the 1997 Amendments, 5.5% of each wagering pool was set aside for greyhound purses. Effective January 11, 2000, the rate for interstate greyhound wagering pools was reduced by 0.5% to 5.0% for greyhound purses and an additional 1% was allocated to horse purses. In addition, the 1997 Amendments required the allocation of 1.5% of all simulcast wagering pools for the state of Texas, 0.25% for the state of Texas for funds previously appropriated to administer and enforce the Racing Act and 1% of all simulcast multiple wagering pools for Texas greyhound breeding programs. As of January 1, 1999, the 1.5% allocation for the state of Texas was reduced to 1.25%. Effective July 9, 1999, the 0.25% to the state of Texas was eliminated. Also, the Race Park receives 1.5% of wagering on out-of-state horse racing placed at the greyhound track located in the greater Houston metropolitan area ("GULF GREYHOUND"). The Race Park is required to pay 1.5% of amounts wagered on out-of-state greyhound tracks to Gulf Greyhound. Broadcasting race tracks are paid a fee by the Race Park that normally ranges from 2.5% to 3.0% of amounts wagered. After giving effect to the foregoing, the Race Park expects to receive net commissions normally ranging from 8% to 14% on cross-breed simulcast wagering at the Race Park.

      The Race Park receives commissions from host simulcasting averaging approximately 3% of the amount wagered at the receiving track on the Race Park's races. A portion of this fee is reserved for purses to be paid to the owners of future winning horses, as described in "Purses and Horsemen's Agreements" below. The Race Park also receives 4.5% of the amount wagered at greyhound tracks located in Texas on races conducted at the Race Park which is to be reserved for purses. Through September 30, 2000, the Race Park also receives 80% of the purse funds generated from interstate wagering on horse racing at greyhound tracks located in Texas under a ruling by the Texas Racing Commission. Such ruling may remain in effect or be revised for periods subsequent to September 30, 2000. As of March 1, 2000, the Race Park had agreements with approximately 246 racetracks and off-track wagering outlets pursuant to which the Race Park, at various times, broadcasts its races.

      Simulcasting is an important component of the Race Park's revenues. Guest simulcasting and host simulcasting accounted for approximately 60% and 22%, 64% and 20%, and 63% and 20%, respectively, of the Race Park's net commission revenues during the years ended December 31, 1999, 1998 and 1997, respectively.

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

   PURSES AND HORSEMEN'S AGREEMENTS

      Under the Rules of Racing, the Racing Commission has recognized the Texas Horsemen's Partnership, L.L.P. (the "THP") as the official horsemen's organization for the state of Texas. The recognized horsemen's organization is responsible for negotiating with the Partnership on behalf of all horsemen at the Race Park regarding, among other things, the distribution of purses and guest and host simulcasting agreements. The THP is comprised of two partners, the Texas Thoroughbred HBPA, Inc. (representing owners of thoroughbred horses) and the Texas Horsemen's Benevolent and Protective Association (representing owners of quarter horses). The Partnership has entered into agreements with each partner (the "THP AGREEMENTS"), which expire on December 31, 2001. Under the terms of the contracts, during 1997, the Race Park reserved 30% of the takeout from guest simulcasting and 30% of the commissions received from host simulcasting for purses to be paid to the owners of future winning horses. The percentage reserved for purses increased to 31% during 1998. In accordance with the 1997 Amendments, the amount reserved for purses from guest simulcasting was mandated by law as of January 1, 1999. The amounts specified in the amended Racing Act approximate 7% of all regular and multiple two horse live wagering pools and 8.5% of all multiple three horse live wagering pools. The amounts specified to be set aside from the takeout from guest simulcast pools is 38.8% of all regular wagering pools; 33.3% of all multiple two wagering pools, and 34% of all multiple three or more wagering pools. The percentage reserved for purses from host simulcasting increased from 31% to 32.5% of commissions received in 1999, 34.5% in 2000 and will increase to 37.0% in 2001, in accordance with the THP Agreements and Texas Racing Commission rules. Both contracts specify that all guest and host simulcasting agreements are approved by the horsemen although horsemen may withdraw this approval only for matters involving the integrity or best interests of racing.

      In accordance with industry practice, the Race Park establishes purses in advance of each live race meeting, based on projected purse funds available and purse funds projected to be generated during the meet. These established purses are reviewed and/or adjusted monthly and are published in a condition book which generally covers fifteen days of racing. Horsemen then enter their horses in the proposed races based on the conditions of the race, including the purse offered. At any given time, purses generated from wagering may be higher or lower than the amounts included in the projections used to complete the condition book. Therefore, during a live race meet, purses may be over or under paid. Under the terms of the THP Agreements, the Partnership has the ability to manage the level of purses paid so that purses paid are approximately equal to purses generated from wagering within a certain period of time; however, there can be no assurance that any adjustments necessary will be sufficient. When purses paid exceed purses generated within a certain period of time, the excess payments become an additional expense to be paid by the Partnership. During 1994, the Partnership paid purses in excess of purse funds generated of approximately $4.0 million. Under various amendments to the agreement in effect during 1994, the Partnership has recovered $1.7 million of these purse overpayments, of which $0.7 million was recouped in December 1999. The agreement between the Partnership and the Texas Thoroughbred HBPA, Inc. also provides for the Partnership to recover an additional $0.6 million in 2000. The Partnership will record any future recoveries only as they are earned and received.

      During the years ended December 31, 1999, 1998 and 1997, the Race Park has paid purses and breeders awards of approximately $13.0 million, $11.1 million and $9.4 million, respectively. The average daily thoroughbred purse paid increased from $65,000 to $107,000 during the three-year period. The average daily quarter horse purse paid increased from $54,000 to $70,000 during the three-year period.

   MARKETING AND BUSINESS DEVELOPMENT

      Management of the Race Park believes that the majority of the patrons for the Race Park reside within a 20 mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20 mile radius but within a 50 mile radius of the Race Park. Management recognizes the challenge of introducing pari-mutuel wagering to customers in the greater Houston metropolitan area and has established the following marketing goals to increase attendance and the wagering handle: (i) promote the excitement of horse racing and wagering, (ii) support and expand the existing group of core bettors, (iii) attract new fans currently unfamiliar with horse racing, and (iv) pursue a program of fan education to teach these new fans how to wager. Management uses a number of marketing programs to have potential customers consider the Race Park as an entertainment alternative. These programs are designed to bring people to the Race Park for specific promotional events with a view of turning infrequent visitors into occasional visitors and more frequent visitors into regular visitors. Other marketing programs have been developed to appeal to simulcasting customers and the more serious horseplayers.

      Management utilizes a variety of marketing techniques in support of these objectives including: (i) maintaining a public relations program to distribute news, information, features, handicapping tips and results in local and national broadcast and print media, (ii) maintaining an advertising presence in the market, primarily through newspaper, television and radio campaigns, (iii) coordinating promotional efforts in cooperation with sponsors, suppliers and vendors, (iv) developing a strong group sales program, to appeal to large corporate, civic and affinity groups, (v) holding specialized promotions and on-going programs that are designed to attract unique demographic and/or cultural groups, (vi) providing support for Houston area community events, (vii) focusing attention on customer service and refinements to the Race Park's facilities, (viii) holding handicapping seminars and tournaments both to educate fans and promote the excitement of wagering, and (ix) producing direct mail both to introduce the track to new groups and communicate with existing customers.

      Racetracks in certain states have begun offering alternative forms of gaming, such as slot machines and video lottery machines, in order to increase both revenues and purses, thereby strengthening both the operations and the racing programs. In 1999, the Race Park invested significant effort and monies lobbying the Texas legislature to authorize additional forms of gaming at racetracks in Texas; however these efforts were not successful. Management intends to continue to invest in efforts to change existing legislation for the benefit of pari-mutuel license holders in the next legislative session, which begins in early 2001. There can be no assurance that these efforts will result in legislative changes.

      Approximately 90 of the Race Park's 300 acres of land remain undeveloped. Management continues to research and study the economic viability of proposals for the commercial development of this property. Currently under construction, within existing facilities, is a state-of-the-art, Las Vegas style race book where patrons can relax and wager on races simulcast from horse and greyhound tracks from across the country and overseas. Future development plans could include the construction and operation of businesses such as restaurants, night clubs, retail shops, hotels or other types of entertainment facilities.

      On January 24, 2000, SHRP Valley LLC, a limited liability company wholly-owned by the Partnership, purchased all of the issued and outstanding capital stock of Ladbroke Racing Texas Corporation ("LADBROKE") for $2.35 million in cash. Ladbroke owned a greyhound racetrack in Harlingen, Texas. Ladbroke's name was subsequently changed to Valley Race Park Inc. Race Park management re-opened the facility on March 17, 2000 and plans to conduct year round horse and greyhound simulcasting and a three to four month season of live greyhound racing beginning in December 2000.

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

      The Race Park has annually conducted a summer quarter horse meet. Although quarter horse racing does not command the same level of wagering across the United States as thoroughbred racing, the Race Park has been able to export its quarter horse racing signal to approximately 98 racetracks and off-track facilities around the country. This is primarily due to the fact that the level of quarter horse purses paid puts the Race Park among the top five quarter horse racetracks in the United States. This level of purse payments enables the Race Park to attract high quality quarter horses.

      The Race Park conducts its live racing for all thoroughbred and quarter horse races in the evenings. As the majority of racetracks in the United States conduct racing during the day, management believes that night racing significantly increases the ability of the Race Park to export its racing signal to simulcasting facilities at racetracks and off-track locations. Also, the nighttime performances have historically drawn higher attendance at the Race Park than daytime performances.

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

   SEASONALITY OF RACING

      Handle and commissions from live racing and host simulcasting are affected by the breed of horse running at the Race Park. Generally, commissions generated from thoroughbred racing are higher than commissions generated from quarter horse racing. Approximately 80% of the Race Park's net pari-mutuel commissions from live racing and host simulcasting are derived from thoroughbred racing. Increased commissions from thoroughbred racing are primarily due to two factors, the overall popularity of thoroughbred races and the timing of the Race Park's thoroughbred meets. Also, as discussed above, the Race Park conducts a winter thoroughbred meet during which the Race Park is able to broadcast its racing signal to a large number of facilities. Races broadcast during the summer quarter horse meet must compete with much stronger thoroughbred signals from around the country.

      Guest simulcast wagering at the Race Park is also affected by the seasonality of racing throughout the United States. The Triple Crown races in May and June and the Breeders' Cup program in the fall, in addition to the high quality racing programs held at United States racetracks throughout the spring, summer and early fall, help to increase guest wagering and attendance during those time periods. As a result, the Partnership's net pari-mutuel commissions from guest simulcast wagering on horse racing have been highest in the second quarter of the year.

      Thoroughbred and Quarter horse racing are conducted in all types of weather; however, racing may be canceled due to extreme local weather conditions. Although the Race Park has rarely been forced to cancel live racing, inclement weather does negatively effect the level of attendance at the Race Park.

   EMPLOYEES

      As of March 1, 2000, the Race Park had approximately 120 year-round full-time employees, approximately 70 year-round part-time employees and, due to the seasonal nature of the business, up to approximately 500 seasonal employees. The number of seasonal employees utilized depends principally on whether or not the Race Park is conducting live racing and varies based upon attendance levels.

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

      Ownership and operation of horse racetracks in Texas are subject to significant regulation as set forth in the Racing Act and as administered by the Racing Commission. The Racing Act provides, among other things, for the allocation of each wagering pool among betting participants, the state of Texas, purses, special equine programs and racetracks. The Racing Act also empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission, among other things, licenses all employees and workers at a racetrack (including jockeys, trainers and veterinarians); regulates the transfer of ownership interests; allocates live race days; approves race programs; regulates the conduct of races; oversees the administration of drugs to horses; sets specifications for the racing surfaces, animal facilities, employee quarters and public areas of racetracks; regulates the types of wagers on horse races and approves all material contracts with racetracks, including management agreements, simulcast agreements, totalisator contracts and concessionaire agreements. The ability of the Race Park to conduct live racing and pari-mutuel wagering is dependent on continued governmental approval of these activities as legalized forms of gaming.

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

      Regulations on Simulcasting
      The Race Park is authorized to conduct guest and host simulcasting under the Racing Act and the Federal Interstate Horseracing Act of 1978. In Texas, simulcast broadcasts may only be sent to licensed racetracks, as the Racing Act does not provide for off-track wagering. All simulcast contracts must be approved by the Racing Commission. In accordance with the Rules of Racing, all guest and host simulcasting contracts must also be approved by the horsemen. Generally, such approval would only be withheld for matters considered to be detrimental to the integrity or best interests of racing. However, since the Race Park is unable to conduct simulcast wagering without the approval of the Racing Commission and the horsemen, the revocation or non-renewal of the approval of either the Racing Commission or the horsemen could have a material adverse effect on the Race Park's consolidated financial position, results of operations or liquidity.

      Class 1 and Class 2 horse tracks must take signals from Texas Class 1 horse tracks when such signals are made available to them, in preference to signals from other tracks. Class 1 racetracks are not required to take simulcast signals from Class 2 racetracks. Under the Racing Act, a Texas horse track that offers wagering on greyhounds must take all signals available from Texas greyhound tracks in preference to out-of-state greyhound signals. Likewise, a Texas greyhound track that offers wagering on horses, must take all signals made available from Texas horse tracks in preference to out-of-state horse signals.

      Taxation
      The Partnership is subject to significant taxes and fees from state and local agencies. These taxes and fees may be increased at any time as the prospect of significant additional revenue is one of the primary reasons that taxing jurisdictions allow legalized gaming. From time to time, various taxing jurisdictions, including the Texas Legislature, have proposed and enacted changes in the laws and the administration of such laws affecting the taxes and fees paid by the Race Park. Prior to September 1, 1997, the Partnership was required to set aside 0.25% of each simulcast wagering pool for the Texas Commission on Alcohol and Drug Abuse. Under amendments to the Racing Act enacted during 1997, this 0.25% was designated to repay the state of Texas for funds previously appropriated to administer and enforce the Racing Act. This tax was eliminated during 1999 when all amounts due to the State of Texas, including interest, were repaid. Also, in accordance with amendments to the Racing Act enacted during 1997, the pari-mutuel wagering tax on guest simulcast wagering on horse racing was increased from 1% to 1.25% and the tax on guest wagering on greyhound racing was reduced from 1.5% to 1.25%. As of January 1, 1999, the allocation to the state of Texas was reduced by 0.25% to 1%. Also, as of January 1, 1999, the 1% pari-mutuel wagering tax due to the state of Texas from live racing was eliminated on the first $100 million wagered. There can be no assurance that further changes to the taxes and fees assessed on the Race Park will not be made or that such charges will not have a material adverse effect on the Race Park's consolidated financial position, results of operations or liquidity.

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

      The Race Park's buildings and grounds have an aggregate capacity of approximately 18,000 patrons and 10,000 cars. The Grandstand building at the Race Park is an air-conditioned, fully-enclosed structure of approximately 196,700 square-feet with a variety of viewing and simulcasting facilities on three levels. The Grandstand has seating for 6,000 patrons and is designed to accommodate approximately 10,000 total patrons. There are numerous television monitors, an electronic message board, video walls, video replay libraries and odds information boards throughout the Grandstand to increase the flow of information to bettors. Simulcast races are shown on designated television monitors. Each Grandstand level has numerous pari-mutuel betting windows, automated betting machines and concession areas. Currently under construction in an area at the north end of the Grandstand is a state-of-the-art, Las Vegas-style race book which, when completed, will feature a bar and lounge, concessions, a video wall and individual simulcasting carrels for private simulcast wagering. To be called "The Players' Lounge," the race book is scheduled to be completed in late March 2000 at a cost of approximately $1 million.

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

      In January 2000, the Race Park acquired Valley Race Park ("VALLEY"), a greyhound racetrack located in Harlingen, Texas. Valley is situated on approximately 80 acres of land. Valley has a 1/4 mile oval greyhound racing track, approximately 91,000 square feet of buildings and a seating capacity of approximately 2,000. There are approximately 15 acres of paved parking with a 2,500 car capacity and eighteen kennels on the property which can house 1,080 greyhounds. Valley originally opened in 1990, but has been closed since September 1995. Race Park management re-opened the facility for year round horse and greyhound simulcasting on March 17, 2000 and plans to conduct a three to four month season of live greyhound racing beginning in December 2000.

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

      Under the terms of the Plan, the Extendible Notes were issued in exchange for the Partnership's 11 3/4% Senior Secured Notes (the "ORIGINAL NOTES"). The Extendible Notes had an initial aggregate principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate of 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Indenture limits the Partnership's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to make distributions, although the Indenture does allow the Partnership to become involved in certain gaming, entertainment and other ventures.

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

      There is no established public trading market for the Partnership's ownership interests. The Partnership has eight limited partners in addition to the two general partners. The Partnership interests are not transferable without the consent of the Managing General Partner. Under the Indenture, distributions are restricted except for amounts necessary to pay taxes on income of the Partnership allocated to a partner. The Partnership has not made distributions to its partners since the commencement of operations and it is doubtful that the Partnership will be able to make any distributions to its partners for at least the foreseeable future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

ITEM 6.         SELECTED FINANCIAL DATA

      The selected financial data of the Partnership for each of the years in the five-year period ended December 31, 1999 presented below, should be read in conjunction with Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's Consolidated Financial Statements and Notes thereto appearing in Item 8.



                                                                    YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                              ------------  ------------  ------------  ------------  -----------
                                                        (IN THOUSANDS OF DOLLARS, EXCEPT FOR ATTENDANCE)
Summary of Operations:
   Revenues.................................  $    27,331   $    24,195   $    20,027   $    20,752   $    19,679
   Costs and expenses (1) (2)...............      (24,478)      (23,345)      (22,250)      (23,342)      (24,144)
   Income (loss) before depreciation and
   amortization (2).........................        3,969         1,826        (1,295)       (1,704)       (2,193)
   Income (loss) before reorganization
      items.................................        2,853           850        (2,223)       (2,590)       (4,465)
   Reorganization items (3).................            -             -             -           (83)      (48,915)
   Income (loss) from operations (3)........        2,853           850        (2,223)       (2,673)      (53,380)
   Extraordinary item (4)(5)................         (215)            -             -             -        63,780
   Net income (loss)........................       (6,799)       (6,858)       (8,406)       (7,622)        5,608

Balance Sheet Data (at end of period):
   Current assets...........................  $    12,837   $     9,957   $     9,030   $     7,797   $     8,384
   Total assets (3).........................       37,855        35,489        34,534        33,937        34,956
   Current liabilities......................        7,155         7,505         8,345         6,456         5,645
   Notes payable (including notes to
      affiliates), less current portion (4)(5)     49,548        41,081        33,393        27,162        22,171
   Partner's equity (deficit)...............      (22,722)      (15,923)       (9,065)         (659)        6,963

Distributions paid to partners..............  $         -   $         -   $         -   $         -   $         -

Other Data:
   Total attendance.........................      718,037       665,576       608,120       684,122       665,981

   Live handle..............................  $    25,056   $    22,352   $    20,175   $    25,620   $    27,983
   Guest handle.............................      120,433       112,139        93,543        88,579        82,381
   Host handle..............................      208,987       162,965       128,252       109,648        51,451
   Net pari-mutuel commissions..............       18,097        16,180        13,276        12,917        10,566


(1) Includes depreciation expense of $1,116, $976, $928, $886, and $2,272 for 1999, 1998, 1997, 1996 and 1995, respectively.
(2) Includes accrued management fees of $750 for 1999, 1998, 1997 and 1996, and $183 for 1995, which cannot be paid until two consecutive interest payments on the Extendible Notes have been paid in cash.
(3) Reorganization items recorded to implement the Plan. Adjustment of assets to fair value represents the reduction of property and equipment and other assets to their estimated recoverable amounts and reorganization expenses represent the professional fees and expenses necessary to implement the Plan.
(4) Extraordinary gain on discharge of liabilities recorded in 1995 in connection with the Plan represents the gain recognized due to the discharge of current liabilities and long-term debt.
(5) Extraordinary loss on extinguishment of debt in 1999 in connection with the purchase and retirement of $1.2 million face value of Extendible Notes in December 1999.

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

   INCOME (LOSS) FROM OPERATIONS

           The following table presents selected operational information for the years ended December 31, 1999, 1998 and 1997:


                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
Number of live race days..........................................................        134        129        143
Simulcast only days...............................................................        230        235        221
Average daily attendance - live race days.........................................      3,794      3,610      3,176
Average daily attendance - simulcast only days....................................        912        849        694

Average live per capita wager.....................................................  $      49  $      48  $      44
Average combined live and guest per capita wager - live race days.................        158        161        145
Average guest per capita wager - simulcast only days..............................        310        298        310

                               (Amounts in millions)
Live handle.......................................................................  $    25.1  $    22.4  $    20.2
Guest simulcasting handle - horses................................................       97.1       95.9       93.5
Guest simulcasting handle - greyhounds ...........................................       23.3       16.2         -
Host simulcasting handle..........................................................      208.9      163.0      128.3

Net pari-mutuel commissions:
   Live...........................................................................  $     3.3  $     2.7       $2.4
   Guest - horses.................................................................        8.1        8.3        8.3
   Guest - greyhounds.............................................................        2.7        2.0          -
   Host...........................................................................        4.0        3.2        2.6
                                                                                    ---------  ---------  ---------
Total net pari-mutuel commissions.................................................  $    18.1  $    16.2  $    13.3
                                                                                    =========  =========  =========


      Revenues. The Partnership's principal source of revenues is net pari-mutuel commissions earned on live thoroughbred and quarter horse racing and on simulcast racing as both a guest and host track. During periods between live racing dates, the Partnership's principal source of revenues is from wagering by Race Park patrons on simulcasts of horse and greyhound racing being conducted at other tracks. Other sources of revenue are food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

      Total revenues for the years ended December 31, 1999, 1998, and 1997 were $27.3, $24.2, and $20.0 million, respectively. Handle and commissions generated from both guest and host simulcasting and live racing have continued to increase over the three year period. The increase in handle and commissions from live racing during 1999 as compared to 1998 levels was primarily due to the elimination of the 1% tax on live handle that was being paid to the state of Texas in 1998, the addition of five live race days in 1999 over 1998, and a 5% increase in average daily attendance on live race days. In 1999, the Partnership's share of net pari-mutuel commissions from live racing increased by 1%, or approximately $250,000, due to the elimination of the wagering tax on the first $100 million wagered on live racing. The 5% increase in average daily attendance on live race days can be attributed to a more aggressive marketing campaign in 1999 versus 1998. The increase in handle and commissions from live racing during 1998 as compared to 1997 levels was primarily due to higher average daily attendance and an increase in the live per capita wager. The increase in average daily attendance was partially due to the deletion of Wednesday racing during the spring thoroughbred meet, which generates lower average daily attendance than weekend race days.

      The Race Park began offering guest simulcast wagering on greyhound races during March 1998 under cross-breed simulcasting provisions contained in the 1997 Amendments. Overall, guest simulcasting handle increased by 7.4% during 1999 as compared to 1998. Most of the increase is due to simulcasting on greyhound races, which increased by 44% from 1998 to 1999 due to having a full year of greyhound simulcasting in 1999. Guest simulcasting horse handle increased by 1.3% during 1999 as compared to 1998; however, net pari-mutuel commissions from guest horse simulcasting decreased by 2.4% for the same time period. This decrease in the ratio of net pari-mutuel commissions to handle is due to incremental, annual increases in the allocation to purses in accordance with the THP Agreements and the 1997 Amendments which became effective in 1997 and extended through 1999. Crossbreed simulcasting, whereby horse tracks are allowed to carry and wager on simulcast signals of greyhound races and greyhound tracks are allowed to carry and wager on simulcast signals of horse races, is the primary factor for the increase in guest simulcasting commissions during 1999 and 1998. From 1997 to 1998, net pari-mutuel commissions from guest simulcasting increased by 24% due to the introduction of crossbreed simulcasting which began with one signal in March 1998 and grew to several signals beginning in July 1998 and continuing thereafter. The 2.6% increase in guest horse handle from 1997 to 1998 was substantially offset by the increased pari-mutuel wagering tax and by increases in the allocation of takeout to purses.

      Net pari-mutuel commissions from host simulcasting increased by 25% from 1998 to 1999 due to increases in wagering at the majority of the racetracks and off-track wagering facilities receiving the Race Park's simulcast signal. Net pari-mutuel commissions from host simulcasting increased by 23% from 1997 to 1998 primarily due to an increase in the number of racetracks and off-track facilities receiving the Partnership's simulcast signal and a beneficial change in the commission allocation to purses from host wagering. Management expects average daily host handle to continue to increase during 2000; however, commissions from host simulcasting as a percentage of handle will decrease, as they did in 1999, due to an increase in the allocation to purses discussed in
Item 1 under "Purses and Horsemen's Agreements."

      Revenues generated from food and beverage sales during the year ended December 31, 1999 increased from 1998 levels by 12% primarily due to the addition of five live race days and the increase in average daily attendance on both live and simulcast only race days. Revenues generated from admission and parking fees, program sales and other miscellaneous sources have also increased during 1999 compared to 1998 primarily due to the addition of five live race days and the increased average daily attendance. During 1998 these revenues increased compared to 1997 primarily due to increased average daily attendance.

      Income (Loss) From Operations. For the year ended December 31, 1999, the Partnership reported income from operations of $2,853,000 which is $2 million higher than the same period in 1998. This improvement is the result of the substantial increase in revenues discussed above as well as the Partnership's continued efforts to reduce and control operating costs and expenses. In particular, the cost of pari-mutuel operations and other operating costs, as well as utilities expense and state and local taxes, all remained virtually unchanged or decreased for the year ended December 31, 1999 versus 1998. Overall, revenues increased approximately 13% during 1999 compared to 1998 while costs and expenses increased by only 5%.

      The improvement in 1998 operating income from 1997 operating loss is due to the continued decrease in operating costs and expenses, especially salaries and wages, management and other professional fees and marketing and advertising. Salaries and wages remained virtually unchanged in 1998 over 1997 primarily due to a reduction in staffing in several operating departments and positions that went unfilled during the year. Management and other professional fees decreased in 1998 versus 1997 due to the Texas state legislature not being in session during 1998. Marketing and advertising remained virtually unchanged in 1998 over 1997 as the advertising program maintained approximately the same level as in 1997. These decreases were offset by an increase in costs of operations, which increased in proportion to revenues.

      Other Income (Expense). Other income (expense) reflects interest earned net of interest expense, including amortization of the original issue and the re-issue discounts on the Original Notes and the Extendible Notes. Interest expense has continued to increase over the three year period due to the increasing balance of the Extendible Notes related to the payment in-kind of accrued interest and the amortization of the discount on the Extendible Notes. Interest expense has also increased as a result of the increasing balance of management fees payable to MAXXAM for which payment is deferred until two consecutive payments have been made on the Extendible Notes.

      Extraordinary item. The extraordinary item represents the loss on the retirement of $1,160,000 face value of Extendible Notes in December 1999.

      Net Loss. Net loss reflects the loss after other income (expense) and extraordinary items. Other income (expense) and extraordinary items are described above.

   LIQUIDITY AND CAPITAL RESOURCES

      The net cash provided by operating activities during 1999 of $4.7 million was $2.7 million more than in 1998 and $4.2 million more than in 1997. Cash provided by operating activities improved during 1999 compared to 1998 and 1997 primarily due to the increase in income from operations discussed above.

      Restricted cash consists of deposits held for the benefit of horsemen and funds held for the payment of property taxes. The decrease in restricted cash from December 31, 1998 to December 31, 1999 is due to a decrease in the funds held for the payment of property taxes from 1998 to 1999.

      The Partnership had cash and cash equivalents of $6.7 million and a $1.7 million line of credit at December 31, 1999 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until certain conditions are met and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

      The Partnership is continuing its marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. To that end, management has committed a substantial amount of its cash primarily to two new ventures during 2000, both of which were discussed in Item 1 above. Approximately $3 million, of which $2.35 million was invested in January 2000, will be invested in the purchase and start-up operations of Valley Race Park, a greyhound track in Harlingen, Texas which the Race Park acquired in January 2000. In addition, the Race Park is in the process of spending approximately $1 million on the construction of a state-of-the-art, Las Vegas-style race book in its existing facilities. Management believes that both of these investments will generate additional income for the Race Park, nonetheless, there can be no assurance that any of these efforts will be successful.

      The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to repay or refinance the Extendible Notes, alternative sources of funding will be necessary. Although 99.0% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to repay or refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

   YEAR 2000

      The Partnership has successfully made the transition to the year 2000 with no interruptions of business activity from any of its data processing systems or its embedded technology. The Partnership had implemented programs to assess the impact of the year 2000 date change on its software and related technologies. Testing and modifications of the Partnership's critical information systems were completed prior to December 31, 1999. In some cases, it was cost effective to purchase and implement new systems. The total cost of remediation to the Partnership was less than $100,000. System modification costs were expensed as incurred. Costs associated with new systems were capitalized and are being amortized over the estimated useful lives of the systems.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      All of the Partnership's debt obligations at December 31, 1999 were fixed rate obligations. Management, therefore, does not believe that the Partnership has any material market risk from its debt obligations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Partners of Sam Houston
   Race Park, Ltd.

      We have audited the accompanying consolidated balance sheets of Sam Houston Race Park, Ltd. (a Texas limited partnership referred to herein as the "PARTNERSHIP") as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                       BDO SEIDMAN, LLP


March 3, 2000, except for Note 11 for which the date is March 22, 2000 Houston, Texas


                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
                                        ASSETS
Current assets:
   Cash and cash equivalents..........................................................  $     6,690   $      3,764
   Restricted cash ...................................................................        3,533          3,608
   Accounts receivable, net of allowance for doubtful accounts of
      $86 and $51, respectively.......................................................        2,102          2,126
   Prepaid expenses and other current assets..........................................          512            459
                                                                                        -----------   ------------
      Total current assets............................................................       12,837          9,957
                                                                                        -----------   ------------

Property and equipment, net of accumulated depreciation of $4,108 and $2,996,
      respectively....................................................................       25,018         25,532
                                                                                        -----------   ------------
                                                                                        $    37,855   $     35,489
                                                                                        ===========   ============

                           LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
   Accounts payable...................................................................  $     2,236   $      2,232
   Property taxes payable.............................................................          999          1,040
   Other liabilities..................................................................        1,641          1,938
   Amounts due to horsemen............................................................        2,279          2,295
                                                                                        -----------   ------------
      Total current liabilities.......................................................        7,155          7,505
                                                                                        -----------   ------------

Long term liabilities:
   Notes payable......................................................................       49,548         41,081
   Deferred management fees...........................................................        3,874          2,826
                                                                                        ------------  ------------

      Total liabilities...............................................................       60,577         51,412
                                                                                        ------------  ------------

Commitments and contingencies (Notes 1 and 10)

Partners' deficit.....................................................................      (22,722)       (15,923)
                                                                                        ------------  -------------
                                                                                        $    37,855   $     35,489
                                                                                        ===========   ============



The accompanying notes are an integral part of these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
Revenues:
   Pari-mutuel commissions, net........................................   $    18,097   $    16,180   $     13,276
   Food and beverage sales.............................................         4,605         4,110          3,366
   Admissions, parking and other.......................................         3,969         3,905          3,385
   Purse Recovery......................................................           660             -              -
                                                                          ------------  -----------   ------------
                                                                               27,331        24,195         20,027
                                                                          ------------  -----------   ------------

Costs and expenses:
   Cost of pari-mutuel operations......................................         1,852         1,846          1,756
   Cost of food and beverage operations................................         2,203         1,971          1,531
   Other operating ....................................................         2,893         3,029          2,433
   Salaries and wages..................................................         8,927         8,349          8,314
   Management and other professional fees..............................         1,755         1,660          2,266
   Marketing and advertising...........................................         2,491         1,968          1,946
   Utilities...........................................................         1,200         1,261          1,143
   State and local taxes...............................................         1,082         1,293          1,113
   Depreciation and amortization.......................................         1,116           976            928
   General and administrative..........................................           959           992            820
                                                                          -----------   -----------   ------------
                                                                               24,478        23,345         22,250
                                                                          -----------   -----------   ------------

Income (loss) from operations .........................................         2,853           850         (2,223)

Other income (expense):
   Interest income.....................................................           339           207            214
   Interest expense....................................................        (9,776)       (7,915)        (6,397)
                                                                          ------------  ------------  -------------
                                                                               (9,437)       (7,708)        (6,183)
                                                                          ------------  ------------  -------------

Loss before extraordinary item.........................................        (6,584)       (6,858)        (8,406)

Extraordinary item-loss on extinguishment of debt......................          (215)            -              -
                                                                          -----------   -----------   ------------

Net loss...............................................................   $    (6,799)  $    (6,858)  $     (8,406)
                                                                          ===========   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.



                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                            (IN THOUSANDS OF DOLLARS)


                                                                   MANAGING    ADDITIONAL
                                                                    GENERAL      GENERAL    LIMITED
                                                                    PARTNER      PARTNER    PARTNERS       TOTAL
                                                                  -----------  ---------   ----------   -----------

Balance at January 1, 1997......................................  $     (659)  $       -   $        -   $     (659)

   Net loss.....................................................      (8,406)          -            -       (8,406)
                                                                  -----------  ---------   ----------   ----------

Balance at December 31, 1997....................................      (9,065)          -            -       (9,065)

   Net loss.....................................................      (6,858)          -            -       (6,858)
                                                                  -----------  ---------   ----------   -----------

Balance at December 31, 1998....................................     (15,923)          -            -      (15,923)

   Net loss.....................................................      (6,799)          -            -       (6,799)
                                                                  -----------  ---------   ----------   -----------

Balance at December 31, 1999....................................  $  (22,722)  $       -   $        -   $  (22,722)
                                                                  ===========  =========   ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1999          1998           1997
                                                                          ------------  ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................   $    (6,799)  $    (6,858)    $   (8,406)
   Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Depreciation and amortization....................................         1,116           976            928
      Amortization of discounts on long-term debt......................         3,423         2,258          1,360
      Increase in accrued interest.....................................         6,037         5,442          4,886
      Provision for losses on accounts receivable......................            35            22              7
      Extraordinary item - loss on extinguishment of debt..............           215             -              -
      (Increase) decrease  in restricted cash..........................            75         1,233         (1,282)
      Increase in accounts receivable..................................           (11)       (1,015)          (109)
      (Increase) decrease in prepaid expenses and other................           (53)         (164)           249
      Increase in accounts payable.....................................             4           128            559
      Increase in due to affiliates....................................         1,048           965            883
      Increase (decrease) in other liabilities.........................          (338)          267            142
      Increase (decrease) in amounts due to horsemen...................           (16)       (1,235)         1,257
                                                                          ------------  ------------    ----------
        Net cash provided by operating activities......................         4,736         2,019            474
                                                                          ------------  -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.................................          (602)         (971)          (296)
                                                                          ------------  ------------    -----------
        Net cash used in investing activities..........................          (602)         (971)          (296)
                                                                          ------------  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable...........................................        (1,208)          (12)           (84)
                                                                          ------------  ------------    -----------
        Net cash used in financing activities..........................        (1,208)          (12)           (84)
                                                                          ------------  ------------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS..................................         2,926         1,036             94
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................         3,764         2,728          2,634
                                                                          ------------  -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................   $     6,690   $     3,764     $    2,728
                                                                          ============  ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized...........................   $        12   $        13     $        8

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
   See Notes 3, 6 and 8



The accompanying notes are an integral part of these consolidated financial statements.


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

      The Partnership was organized under the laws of the state of Texas and will terminate on December 31, 2090 unless it is earlier dissolved pursuant to the Texas Revised Limited Partnership Act or any provision of its Third Amended and Restated Limited Partnership Agreement (the "AMENDED PARTNERSHIP AGREEMENT"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of December 31, 1999, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.9% interest in the Partnership consisting of a 34.1% general partner interest (including a 33.1% interest by virtue of its ownership of 99.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

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

   FUTURE CASH REQUIREMENTS

      The Partnership generated income from operations of $2,853 in 1999. In addition, the Partnership had cash and cash equivalents of $6,690 and a $1,700 line of credit at December 31, 1999 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

      The Partnership is continuing its marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate operating income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new forms of businesses at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. To that end, management has committed a substantial amount of its cash primarily to two new ventures during 2000. Approximately $3,000, of which $2,350 was invested in January 2000, will be invested in the purchase and start-up operations of Valley Race Park, a greyhound track in Harlingen, Texas which the Race Park acquired in January 2000. In addition, the Race Park is in the process of spending approximately $1,000 on the construction of a state-of-the-art, Las Vegas-style race book in its existing facilities. Management believes that both of these investments will generate additional income for the Race Park, although, there can be no assurance that any of these efforts will be successful.

      The Extendible Notes, together with accrued interest, must be retired in September 2001, unless the applicable extension provisions apply. To the extent the Partnership is unable to repay or refinance the Extendible Notes, alternative sources of funding will be necessary. Although 99.0% of the Extendible Notes are owned by MAXXAM, there can be no assurance that the Partnership will be able to repay or refinance the Extendible Notes or that alternative sources of funding will be available to the Partnership, if needed.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Restricted Cash
      The Partnership's restricted cash, as shown on the accompanying consolidated balance sheets at December 31, 1999 and 1998, includes amounts designated for the payment of the items listed in the following table:


                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            1999          1998
                                                                                        ------------  -------------
Deposits held for the benefit of horsemen.............................................  $      2,336  $       2,320
Property taxes and other..............................................................         1,197          1,288
                                                                                        ------------  -------------
                                                                                        $      3,533  $       3,608
                                                                                        ============  =============

      Cash Equivalents and Concentration of Credit Risk
      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. A substantial portion of the Partnership's cash equivalents ($5,764 at December 31, 1999) was invested in various short-term investment grade securities. The Partnership also holds other amounts in banks and other financial institutions wherein some of the balances exceed federally insured deposit levels. In the event of nonperformance by such financial institutions, the Partnership's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon minus the federally insured deposit limitation. The Partnership mitigates its concentration of credit risk with respect to the funds in such accounts by maintaining them at high credit quality financial institutions and monitoring the credit ratings of such institutions.

      Property and Equipment
      Property and equipment were written down to estimated fair value as reflected in the sixth amended consolidated plan of reorganization ("the PLAN") as of October 6, 1995 ("the EFFECTIVE DATE"). Additions to property and equipment subsequent to the Effective Date are stated at cost. Prior to the Effective Date, property and equipment were stated at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. In accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership reviews long-lived assets, which include property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amounts of the Partnership's assets may not be fully recoverable. No adjustments for impairment were recorded in 1999, 1998 or 1997.

      Notes Payable
      Notes payable includes accrued interest on the Extendible Notes which is allowed to be paid in-kind until a certain level of cash flow from operations has been achieved.

      Other Liabilities
      Other liabilities include net liabilities for unclaimed winning pari-mutuel tickets. Unclaimed winning tickets are valid for sixty days after the end of the year in which they are generated. Once the tickets are no longer valid, the remaining amounts held to pay unclaimed winning tickets, net of allowable reimbursements, are transferred to the Texas Racing Commission.

      The Partnership receives advance payments with respect to private suite and box rentals, Jockey Club memberships and corporate sponsorship agreements. The payments are recorded as deferred revenue and are recognized as income over the term of the respective agreements.

      Purses and Awards
      The Racing Act, certain other agreements, and the rules promulgated by the Racing Commission stipulate percentages of the pari-mutuel handle which must be used for the payment of purses and awards depending upon the type of wagers placed. The term "pari-mutuel handle" means the aggregate amounts wagered. Purses are established nearly one month in advance, based on expected pari-mutuel handle and published in a condition book which generally covers fifteen days of live racing. Horsemen then enter their horses in proposed races based upon the conditions of the race being entered, including the purses being offered. In certain circumstances, the Partnership may pay purses and awards in excess of the amounts provided by the pari-mutuel handle. The Partnership may adjust the amounts to be paid for future races during the course of a given meet in order to minimize or eliminate any differences between the amounts provided by the pari-mutuel handle and the actual amounts of purses and awards paid. The agreement between the Partnership and the Texas Thoroughbred HBPA, Inc. (the "TTHBPA") also allows the Partnership to recoup various amounts of the previous purse overpayments from certain future meets. The TTHBPA is a partner of the Texas Horsemen's Partnership, L.L.P. (the "THP"), the official horsemen's organization currently recognized by the Racing Commission. The Partnership expenses all purse overpayments when they occur. Recoveries of these amounts are recorded as revenue as they are earned and received.

      Income Taxes
      The Partnership has not made any provisions for income taxes in its Consolidated Statement of Operations as they are the responsibility of its partners. The carrying value of the Partnership's net assets for financial statement purposes was less than the carrying value for income tax reporting purposes by approximately $16,393 at December 31, 1999. The difference primarily results from (i) the adjustment of long-term assets to estimated fair value for financial statement purposes but not for income tax purposes and (ii) the capitalization of costs for income tax purposes that were expensed for financial reporting purposes, a substantial portion of which relates to costs incurred during the start-up period and the reorganization pursuant to the Plan described in Note 3.

      Fair Value of Financial Instruments
      The carrying amounts of the Partnership's cash and cash equivalents (including restricted and designated cash) and other notes payable approximate their fair value. The Extendible Notes had a face value of $56,852 and $52,120, and a carrying amount of $47,782 and $39,436 as of December 31, 1999 and 1998, respectively. The market value for the Extendible Notes, based on the infrequent trades that occurred over the last two years, ranges from approximately $39,000 to $57,000.

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

      Under the terms of the Plan, the Extendible Notes were issued in exchange for the Partnership's 11 3/4% Senior Secured Notes (the "ORIGINAL NOTES"). The Original Notes had an aggregate principal amount of $75,000, would have matured on July 15, 1999 and bore interest at the rate of 11 3/4% per annum. The Extendible Notes had an initial aggregate principal amount of $37,500, mature on September 1, 2001 and bear interest at the rate of 11% per annum. Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. See Note 6 for further information concerning the terms of the Extendible Notes.

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

4.      PROPERTY AND EQUIPMENT

      The major classes of property and equipment are as follows:


                                                                                               DECEMBER 31,
                                                                           ESTIMATED    --------------------------
                                                                         USEFUL LIVES       1999          1998
                                                                        --------------  ------------  ------------
Buildings..............................................................   5 - 30 years  $    15,096   $     15,075
Equipment, furniture and fixtures......................................   3 - 15 years        2,888          2,428
Race track and other land improvements.................................   5 - 30 years        3,120          3,049
Other..................................................................   2 - 3  years           79             33
Land...................................................................                       7,943          7,943
                                                                                        -----------   ------------
                                                                                             29,126         28,528
Less accumulated depreciation and amortization.........................                      (4,108)        (2,996)
                                                                                        -----------   ------------
                                                                                        $    25,018   $     25,532
                                                                                        ============  ============

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,116, $976, and $928, respectively.

5.      RACING OPERATIONS

      The Partnership conducted 134, 129, and 143 days of live racing during 1999, 1998, and 1997, respectively. Under the Racing Act, the Partnership's commission revenue is a designated portion of the pari-mutuel handle. The Race Park receives broadcasts of live racing from other racetracks under various guest simulcasting agreements. The Race Park also provides broadcasts of live racing conducted at the Race Park to other racetracks under various host simulcasting agreements. Under these contracts, the Partnership receives pari-mutuel commissions of varying percentages of simulcast pari-mutuel handles.

      A summary of the pari-mutuel handle, commissions and deductions for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
Live handle............................................................   $    25,056   $    22,352   $     20,175
Return to public.......................................................       (19,586)      (17,506)       (15,830)
Purses and breeders awards.............................................        (2,035)       (1,801)        (1,608)
State taxes and fees...................................................             -          (224)          (202)
Breakage...............................................................          (160)         (148)          (150)
                                                                          ------------  -----------   ------------
Net commissions from live racing.......................................         3,275         2,673          2,385
                                                                          -----------   -----------   ------------

Guest handle...........................................................       120,433       112,139         93,543
Return to public.......................................................       (94,636)      (88,471)       (74,252)
Purses and breeders awards.............................................        (8,940)       (7,765)        (6,237)
Host fee...............................................................        (4,025)       (3,537)        (2,982)
State taxes and fees...................................................        (1,425)       (1,545)        (1,246)
Breakage...............................................................          (587)         (509)          (526)
                                                                          ------------  -----------   ------------
Net commissions from guest simulcasting................................        10,820        10,312          8,300
                                                                          ------------  -----------   ------------

Host handle............................................................       208,987       162,965        128,252
Receiving track expenses...............................................      (202,960)     (158,308)      (124,096)
Purses and breeders awards.............................................        (2,025)       (1,462)        (1,565)
                                                                          ------------  -----------   ------------
Net commission from host simulcasting..................................         4,002         3,195          2,591
                                                                          ------------  -----------   ------------

Total pari-mutuel commissions, net.....................................   $    18,097   $    16,180   $     13,276
                                                                          ============  ===========   ============


      Non-statutory Purse Funding
      On January 10, 2000, the Race Park entered into a new agreement with the TTHBPA. This new agreement, like the one it replaced, provided for the recovery of purse overpayments of $660 in 1999, and provides for the recovery of $631 during the year ended December 31, 2000. The Partnership records such recoveries only as they are earned and received.

6.    NOTES PAYABLE

      Notes payable consist of the following:

                                                                                               DECEMBER, 31
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        -----------   ------------
11% Senior Secured Extendible Notes due September 1, 2001 (net of                                           39,436
   unamortized discount of $9,070 and $12,684 as of December 31, 1999 and
   1998, respectively)................................................................  $    47,782   $
Accrued interest to be paid in-kind...................................................        1,561          1,433
                                                                                        -----------   ------------
                                                                                             49,343         40,869
Unsecured promissory notes............................................................          190            197
Payable to Limited Partners...........................................................           23             23
                                                                                        -----------   ------------
      Total...........................................................................       49,556         41,089
Less current portion, included in Other Liabilities...................................           (8)            (8)
                                                                                        -----------   ------------
                                                                                        $    49,548   $     41,081
                                                                                        ===========   ============


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

      Interest on the Extendible Notes accrues in-kind and is not payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The Partnership issued $5,891 and $5,292 of Extendible Notes during the years ended December 31, 1999 and 1998, respectively, as payment in-kind for accrued interest. Interest payments are due on the Extendible Notes on April 1 and October 1 of each year until the Extendible Notes mature.

      In December, 1999, the Partnership purchased and retired $1,160 face value of Extendible Notes together with the related accrued interest. The transaction resulted in a loss of approximately $215 and is shown on the accompanying statement of operations as an extraordinary item.

      The Partnership has entered into an unsecured promissory note. The note bears interest at 6 1/2% per annum and is due and payable in thirty equal annual installments to the Harris County Toll Road Authority, operator of the Sam Houston Parkway. This note represents one-half of the costs incurred to construct the entrance and exit ramps adjacent to the Race Park. Payments of approximately $8 plus accrued interest are due annually on April 30 through the year 2024.

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

      The scheduled maturities for the Partnership's notes payable outstanding at December 31, 1999 are as follows: December 31, 2000 - $8; 2001 - $58,443;
2002 - $8; 2003 - $8; 2004 - $8; thereafter $152. In the event the Partnership continues to issue additional Extendible Notes as payment in-kind for accrued interest, the total amount due on the Extendible Notes at maturity in September 2001 will be $69,494.

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

      In the event of a capital call by the Partnership to fund operating losses, holders of the Extendible Notes may contribute Extendible Notes in lieu of cash in order to maintain their equity position in the Partnership. So long as the Extendible Notes are outstanding, the Board of Directors of the Additional General Partner are entitled to designate at least one-third of the directors of the Managing General Partner (the "AGP DIRECTORS"), subject to the reasonable approval of the owner of the Managing General Partner. Certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of the Partnership's assets, reorganizations, incurrence of debt in excess of $5,000 and voluntary acts of insolvency) require the approval of a majority of all of the directors, including a majority of the AGP Directors voting as a separate class.

8.    MANAGEMENT AGREEMENTS

      As of the Effective Date, the Managing General Partner began managing the Partnership and the Race Park in accordance with the Amended Partnership Agreement. Annual management fees are the greater of (a) $750 or (b) an incentive fee equal to .65% of all gross revenues (as defined). Management fees are deferred until two consecutive semi-annual cash interest payments have been made to the holders of the Extendible Notes. Unpaid management fees accrue interest at the rate of 11% per annum. All such management fees are subordinated to the Extendible Notes. As of December 31, 1999 and 1998, the Partnership has accrued $3,874 and $2,826 of management fees, including interest of $697 and $399, respectively, due to the Managing General Partner.

9.    RELATED PARTY TRANSACTIONS

      Management and other professional fees for the years ended December 31, 1999, 1998 and 1997 include $495, $425 and $488 related to costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at December 31, 1999 and 1998, were obligations to MAXXAM for such costs of $0 and $45, respectively.

      Management and other professional fees for the years ended December 31, 1999, 1998 and 1997 include $22, $32 and $147 of costs incurred by an affiliate for legal services and to coordinate legislative and other developmental efforts of the Partnership. Additionally, the Partnership engages affiliates for legal and other consulting services in the normal course of business. During the years ended December 31, 1999, 1998 and 1997, the Partnership incurred fees of $62, $54 and $70, respectively, with respect to these services.

10.   COMMITMENTS AND CONTINGENCIES

      The Partnership has entered into noncancellable service and operating lease agreements with several vendors to provide services in addition to agreements for the use of equipment. Certain of these agreements call for contingent rentals based upon a variety of factors, the most significant of which are the number of live racing days and specified percentages of amounts wagered. Future minimum lease and commitment payments under such noncancellable service and lease agreements, having a remaining term in excess of one year at December 31, 1999, are as follows: years ending December 31, 2000 - $576; 2001 - $288; 2002 - $288; 2003 - $190; 2004 - $90; thereafter $2. The Partnership incurred approximately $484, $462, and $1,384, including contingent fees and rentals, for the years ended December 31, 1999, 1998 and 1997, respectively, for such services and operating lease obligations.

      Beginning January 1, 2000, the Partnership became a participant in a self-insured group health program of MAXXAM. Under the program, there are both an individual and an aggregate stop-loss limit.

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

11.   SUBSEQUENT EVENT

      On January 6, 2000, the Race Park, through its wholly-owned subsidiary, SHRP Valley LLC., entered into a stock purchase agreement with Ladbroke Racing Corporation to purchase 100% of the issued and outstanding capital stock of Ladbroke Racing Texas Corporation ("LADBROKE") for $2.35 million in cash. Ladbroke owned a greyhound racetrack located in Harlingen, Texas. Ladbroke's name was subsequently changed to Valley Race Park Inc. The transaction received the approval of the Texas Racing Commission on January 19, 2000 and was completed on January 24, 2000. Race Park management re-opened the facility on March 17, 2000 and plans to conduct year around horse and dog simulcasting and a three to four month season of live greyhound racing at the track beginning in December 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information, as of March 1, 2000, with respect to the executive officers of the Partnership and the directors of the Managing General Partner.


   THE PARTNERSHIP

             NAME                     AGE                                  POSITION
-------------------------------  -------------   ---------------------------------------------------
James D. Noteware                     47         President (1)
Robert L. Bork                        61         Senior Vice President and General Manager (2)
Ann M. McGovern                       39         Vice President of Operations
Michael J. Vitek                      37         Vice President of Finance
C. Bryan Pettigrew III                31         Vice President of Marketing (4)
James H. Paulin                       56         Vice President


   THE MANAGING GENERAL PARTNER

             NAME                     AGE                                  POSITION
-------------------------------  -------------   ---------------------------------------------------
Charles E. Hurwitz                    59         Chairman of the Board
D. Kent Anderson                      58         Director (3)
J. Kent Friedman                      56         Director
James D. Noteware                     47         Director
Paul N. Schwartz                      53         Director

---------------------------
(1) Mr. Noteware is not an employee of the Partnership, the Race Park or the Managing General Partner.
(2)  Principal executive officer of the Partnership
(3) Until such time as the Extendible Notes are repaid, the Additional General Partner is entitled to designate at least one-third of the directors of the Managing General Partner (the "AGP DIRECTORS"). D. Kent Anderson currently serves as an AGP Director, with one vacancy existing.
(4)  Mr. Pettigrew submitted his resignation effective March 31, 2000.

      James D. Noteware has served as President of the Partnership since August 1994. Mr. Noteware has also served as a Director and President of the Managing General Partner since October 1995 and April 1996, respectively. Mr. Noteware previously served as interim General Manager of the Partnership from November 1994 through October 1995. Mr. Noteware has served as a Director and Chief Executive Officer of MAXXAM Property Company ("MPC"), a wholly owned subsidiary of MAXXAM, since January 1993 and was elected Chairman of the Board in September 1999. From January 1993 until September 1999, Mr. Noteware also served MPC as its President. From November 1990 through December 1992, Mr. Noteware was Chairman, President and Chief Executive Officer of Phoenix Consulting, Inc., a real estate management and consulting company. Mr. Noteware served as a national director in the Real Estate Advisory Services Department of Price Waterhouse from April 1991 through January 1993. Prior to November 1990, Mr. Noteware served as National Director in the Real Estate Advisory Services Department at Laventhol & Horwath.

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

      Michael J. Vitek has served as Vice President of Finance of the Partnership since November 1999. He served as Vice President of Accounting of the Partnership from November 1994 to November 1999. Mr. Vitek previously served from April 1994 to November 1994 as Vice President, Finance and Chief Financial Officer of Hysan Corporation, a chemical manufacturing and distribution company and a subsidiary of Wedge Group, Inc., a private investment company. Mr. Vitek previously served as Corporate Controller of Wedge Group, Inc. from October 1991 to March 1994. He previously served for six years with the public accounting firm of KPMG Peat Marwick, most recently as a Senior Manager.

      C. Bryan Pettigrew III has served as Vice President of Marketing of the Partnership since November 1999. Mr. Pettigrew served as Director of Marketing for the Partnership from June 1995 until November 1999. Prior to that, Mr. Pettigrew was Director of Promotions at Remington Park in Oklahoma City, Oklahoma since 1989.

      James H. Paulin, Jr.has served as Vice President of the Partnership since November 1993. Mr. Paulin served as Secretary-Treasurer of Federated Development Company ("FEDERATED") from May 1983 to December 1998, and Secretary of Federated from March 1977 to December 1998. Federated is a Texas corporation primarily engaged in the management of real estate investments and, through its position as a significant stockholder of MAXXAM, in the businesses conducted by MAXXAM.

      Charles E. Hurwitz has served as a Director and the Chairman of the Board of the Managing General Partner since May 1993 and October 1995, respectively. He served as President of the Managing General Partner from May 1993 until April 1996. Mr. Hurwitz has served as a member of the Board of Directors and the Executive Committee of MAXXAM since August 1978 and was elected as Chairman of the Board and Chief Executive Officer of MAXXAM in March 1980. Mr. Hurwitz also served MAXXAM as President from January 1993 to January 1998. Mr. Hurwitz has served as a director of Kaiser Aluminum Corporation ("KAISER"), a majority-owned subsidiary of MAXXAM, since October 1988, and as a director of Kaiser Aluminum & Chemical Corporation ("KACC"), a fully integrated aluminum producer that is a subsidiary of Kaiser, since November 1988. Mr. Hurwitz is Chairman of the Board, Chief Executive Officer and President of MAXXAM Group Inc. ("MGI"), a wholly owned subsidiary of MAXXAM which is engaged in forest products operations, and MGI's parent, MAXXAM Group Holdings Inc. ("MGHI"). Mr. Hurwitz has been, since January 1974, Chairman of the Board and Chief Executive Officer of Federated.

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

      J. Kent Friedman is a Director of the Managing General Partner per the designation of the Additional General Partner. Mr. Friedman was appointed General Counsel of MAXXAM in December 1999. He served as Acting General Counsel of MAXXAM from March 1998 until his appointment as General Counsel. Mr. Friedman was a partner of Mayor, Day, Caldwell & Keeton, L.L.P., a Houston law firm, from 1982 through December 1999. Prior to such time Mr. Friedman was a partner at Butler & Binion, also a Houston law firm. Since December 1999, Mr. Friedman also serves as Senior Vice President and General Counsel of Kaiser and KACC and as a manager on the Board of Managers of Scotia Pacific Company LLC, an indirect subsidiary of MGI engaged in forest products operations.

      Paul N. Schwartz is a Director and Vice President of the Managing General Partner. Mr. Schwartz was named a Director, President and Chief Operating Officer of MAXXAM in January 1998. Mr. Schwartz has served as Chief Financial Officer of MAXXAM since January 1995. From January 1995 to January 1998 he also served as Executive Vice President of MAXXAM. Prior to that he served as Senior Vice President-Corporate Development of MAXXAM from June 1987 to January 1995, as Vice President-Corporate Development from July 1985 to June 1987 and as Vice President since 1982. Mr. Schwartz also serves as a Director and a Vice President and Chief Financial Officer of MGHI and MGI and as a Vice President and a manager on the Board of Managers of Scotia Pacific Company LLC, an indirect subsidiary of MGI engaged in forest products operations.

      Directors of the Managing General Partner are elected annually to serve for one year and until their successors are duly elected, qualified, and approved by the Racing Commission. Each director of the Managing General Partner is required to be approved by the Racing Commission. The current directors of the Managing General Partner have received the approval of the Racing Commission.

ITEM 11.     EXECUTIVE COMPENSATION

   SUMMARY COMPENSATION TABLE

      The following table sets forth compensation information, cash and non-cash, for each of the Partnership's last three completed fiscal years with respect to (a) all individuals serving as the Partnership's chief executive officer during the last fiscal year, and (b) the other most highly compensated executive officers of the Partnership (other than the current chief executive officer) who were serving as executive officers of the Partnership at the end of 1999 and who received over $100,000 in aggregate salary and bonus in respect of 1999.


                                                        ANNUAL COMPENSATION
                                            ---------------------------------------------
              (A)                  (B)           (C)             (D)             (E)             (F)
                                                                                                 (1)
                                                                             OTHER ANNUAL     ALL OTHER
                                                SALARY          BONUS       COMPENSATION(1)  COMPENSATION
 NAME AND PRINCIPAL POSITION      YEAR            ($)            ($)             ($)              ($)
-----------------------------   -------     --------------   ------------   ---------------  ------------
Robert L. Bork (2)                1999            225,000          88,333         -               -
   Senior Vice President and      1998            216,320          63,333         -               -
      General Manager             1997            208,000          35,000         -               -

Ann McGovern                      1999            125,000          38,333         -               -
   Vice President of              1998            119,000          28,333         -               -
      Operations                  1997            114,400          15,000         -               -

Michael J. Vitek                  1999            115,000          38,333         -               -
   Vice President of              1998            107,000          28,333         -               -
      Finance                     1997             93,600          15,000         -               -

---------------------------
(1) Excludes perquisites and other personal benefits because the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
(2) Mr. Bork served as chief executive officer of the Partnership during 1997, 1998 and 1999. Mr. Bork commenced his employment with the Partnership on October 25, 1995.


   EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Agreements have been entered into with each of Messrs. Bork and Vitek and Ms. McGovern regarding their employment. Mr. Bork's agreement provides for a base annual salary of $200,000 and a bonus of $25,000 on the first anniversary date of his employment. The agreement further provides that commencing the second year of employment he will participate in an incentive compensation plan of the Partnership. Mr. Bork's agreement also provided for payment of certain relocation expenses. The incentive compensation plan referred to above was provided for in general terms pursuant to the Plan; however, no specific details have been proposed or formulated to date with respect to such an incentive plan. Ms. McGovern's agreement provides for a base annual salary of $110,000 per year, a discretionary bonus of $10,000 in the first year of employment and the payment of certain relocation expenses. The agreement also indicated that Ms. McGovern would be considered for inclusion in the prior employee incentive program of the Partnership. Mr. Vitek's agreement provides for a base annual salary of $90,000 and a discretionary bonus of $15,000 after the first year of employment.

      On December 30, 1998, Messrs. Bork and Vitek, along with Ms. McGovern, were each awarded a one-time bonus with respect to the Partnership's 1998 operating results. Each of these bonuses is payable in three equal annual installments, with the first two of such installments having been received by each of the executives on December 31, 1998 and December 31, 1999, respectively, and with the remaining installment of like amount being due and payable on December 31, 2000. Each of the executives will receive the remaining installment of the bonus so long as he or she continues to be employed by the Partnership as of the respective payment dates.

   COMPENSATION OF DIRECTORS AND POLICY COMMITTEE MEMBERS

      Messrs. Anderson and Friedman received $25,000 per year through December 31, 1999, plus reimbursement of expenses, as compensation for their services. The other directors of the Managing General Partner are reimbursed for their expenses but are not otherwise compensated by the Partnership for their services as such (including, beginning in 2000, Mr. Friedman as he has joined MAXXAM as General Counsel).

   COMPENSATION COMMITTEE REPORT

      SHRP General Partner, Inc. is the managing general partner of the Partnership, and the names appearing below are all of the directors of SHRP General Partner, Inc. The Board of Directors of SHRP General Partner, Inc. (the "BOARD") acts with respect to compensation matters, as a compensation committee has not been appointed.

      The executive officers named in the Summary Compensation Table have been retained and are compensated in accordance with their respective individual employment letter agreements. In reaching those agreements, the customary levels and types of pay prevalent for such positions in the horse racing industry were considered and served as guidelines. The individual salary histories and previous experience of the executives were also considered as was the timing within which the Partnership needed to replace previously discharged executives. Other than participation in a group health insurance program, which is partially employer-provided, and 401(k) matching of 4% of qualifying compensation, the only non-salary direct compensation being provided to such executives are incentive bonuses. Executives may be considered for a discretionary bonus on an annual basis. The President of the Partnership outlines functions and goals for each executive officer and formulates bonus levels for executive officers (with the advice and consent of the Board in certain instances).

                                               D. Kent Anderson
                                               J. Kent Friedman
                                               Charles E. Hurwitz
                                               James D. Noteware
                                               Paul N. Schwartz


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

   THE PARTNERSHIP

      The following table sets forth the beneficial ownership of partnership interests in the Partnership as of March 1, 2000 of (i) each person known by the Partnership to beneficially own five percent or more of the outstanding partnership interests, (ii) each director of the Managing General Partner who owns a partnership interest, and (iii) all directors and officers of the Managing General Partner and the Partnership as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the partnership interest shown as beneficially owned by him.


          NAME AND ADDRESS OF                                                            AGGREGATE
            BENEFICIAL OWNER                         TYPE OF INTEREST              PARTNERSHIP INTEREST
-----------------------------------------  ----------------------------------   --------------------------
New SHRP Acquisition, Inc. (1)                       Limited Partner                        64.8%
SHRP Equity, Inc. (2)                          Additional General Partner                   33.3%

(1) MAXXAM owns all of the issued and outstanding shares of common stock of New SHRP Acquisition, Inc. Mr. Charles E. Hurwitz and affiliates of Federated Development Company ("FEDERATED") collectively own 99.2% and 39.9% of MAXXAM's Class A preferred stock and common stock, respectively (resulting in a combined voting control of approximately 69.8%). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of MAXXAM and Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.
(2) The outstanding shares of stock of SHRP Equity, Inc. were issued to the holders of allowed unsecured claims in connection with the bankruptcy proceedings of the Partnership. Wholly owned subsidiaries of MAXXAM, beneficially own 99.5% of the issued and outstanding stock of SHRP
     Equity, Inc. which equates to a 33.1% interest in the Partnership.


   THE MANAGING GENERAL PARTNER

      Sam Houston Entertainment Corp., a wholly owned subsidiary of MAXXAM, owns all of the common stock of the Managing General Partner.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain individuals employed by MAXXAM and its wholly owned subsidiaries provide management, legal, financial, corporate development and other services to the Partnership from time to time. These affiliates are reimbursed for their estimated actual costs incurred in providing services to the Partnership. As of March 1, 2000, MAXXAM and its subsidiaries have received an aggregate of $495,334 in respect of such services performed in 1999.

      J. Kent Friedman, former AGP Director, was a partner of a law firm through December 1999 that provided services to the Partnership. In addition, such law firm has represented MAXXAM in various matters not related to the Partnership. The Partnership had an agreement with Mr. Friedman's law firm to coordinate legislative efforts. As of March 1, 2000, Mr. Friedman's former law firm has received an aggregate of $37,335 in respect of such services performed in 1999.

   See also Notes 8 and 9 to the Consolidated Financial Statements appearing in
Item 8.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

   1.   FINANCIAL STATEMENTS (APPEARING IN ITEM 8):
        Report of Independent Certified Public Accountants
        Consolidated balance sheets at December 31, 1999 and 1998
        Consolidated statements of operations for the three years
            ended December 31, 1999
        Consolidated statements of partners' deficit for the three years ended
            December 31, 1999
        Consolidated statements of cash flows for the three years ended
            December 31, 1999
        Notes to consolidated financial statements

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


                                            SAM HOUSTON RACE PARK, LTD.

Date: March 22, 2000
                                         By:   /S/ MICHAEL J. VITEK
                                                 Michael J. Vitek,
                                             Vice President of Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 22, 2000
                                         By:   /S/ ROBERT L. BORK
                                            Robert L. Bork General Manager
                                            (Principal Executive Officer)

Date: March 22, 2000
                                         By:   /S/ MICHAEL J. VITEK
                                               Michael J. Vitek,
                                           Vice President of Finance
                                           (Principal Financial and
                                              Accounting Officer)


                                            SAM HOUSTON RACE PARK, LTD.
                                         By:  SHRP General Partner, Inc.
                                          its Managing General Partner

Date: March 22, 2000
                                         By:   /S/ CHARLES E. HURWITZ
                                              Charles E. Hurwitz,
                                             Chairman of the Board

Date: March 22, 2000
                                         By:   /S/ PAUL N. SCHWARTZ
                                           Paul N. Schwartz, Director

Date: March 22, 2000
                                         By:   /S/ JAMES D. NOTEWARE
                                          James D. Noteware, Director

Date: March 22, 2000
                                         By:   /S/ D. KENT ANDERSON
                                           D. Kent Anderson, Director

Date: March 22, 2000
                                         By:   /S/ J. KENT FRIEDMAN
                                          J. Kent Friedman, Director

    Exhibit
    Number                                 Description
--------------  ----------------------------------------------------------------
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

     4.5        Amended and Restated Real Estate Tax Escrow and Security
                Agreement dated July 1, 1997 among the Partnership, Trustee and
                Southwest Bank of Texas

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

     10.8 Addendum dated December 1, 1997 to Horsemen's Agreement between the Texas Thoroughbred HBPA, Inc. and the Partnership

     10.9       Horsemen's Agreement dated March 6, 1997 between the Texas
                Horsemen's Benevolent and Protective Association and the Partnership

     10.10 Addendum dated December 1, 1997 to Horsemen's Agreement between the Texas Horsemen's Benevolent and Protective Association and the Partnership

     10.11      Totalisator Services Agreement dated September 8, 1997 between
                Autotote Systems, Inc. and the Partnership (incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 10-Q for the quarter ended September 30, 1997)

     10.12 Promissory Note dated December 13, 1994 by the Partnership in favor of Harris County, Texas (incorporated herein by reference to Exhibit 10.41 to the Partnership's Form 10-K for the year ended December 31, 1994)

     10.13      Satellite Transmission Agreement dated February 24, 1998 between
                Autotote Communications Services, Inc. and the Partnership

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

     *10.17     Horsemen's Agreement dated January 11, 2000 between Texas
                Thoroughbred HBPA, Inc. and the Partnership (incorporated here by reference to Exhibit 10.17 to the Partnership's Form 10-K for the year ended December 31, 1999)

     *10.18     Totalisator Services Agreement dated February 1, 2000 between
                Autotote Systems, Inc. and the Partnership (incorporated herein by reference to Exhibit 10.18 to the Partnership's Form 10-K for the year ended December 31, 1999)

     *10.19     Stock Purchase Agreement dated January 6, 2000 between Ladbroke
                Racing Corporation and the Partnership (incorporated herein by reference to Exhibit 10.19 to the Partnership's Form 10-K for the year ended December 31, 1999)

                     Executive Compensation Plans and Arrangements
                     ---------------------------------------------
     10.20      Employment Agreement, dated November 24, 1992 between MAXXAM
                Property Company and James D. Noteware (incorporated herein by reference to Exhibit 10.33 to the Partnership's Form 10-K for
                the year ended December 31, 1994)

     10.21 Letter Agreement, dated August 19, 1994 between the Partnership and Ann M. McGovern (incorporated herein by reference to Exhibit 10.34 to the Partnership's Form 10-K for the year ended
                December 31, 1994)

     10.22      Letter Agreement, dated November 11, 1994 between the
                Partnership and Michael J. Vitek (incorporated herein by reference to Exhibit 10.35 to the Partnership's Form 10-K for the year ended December 31, 1994)

     10.23      Agreement between the Partnership and Robert L. Bork
                (incorporated herein by reference to Exhibit 10.10 to the Partnership's Form 10-Q dated September 30, 1995)

                                       Other
                                       -----

     *27        Financial Data Schedule

---------------------------
* Included with this filing.
