Form 10-Q
period 2000-03-31
SAM HOUSTON RACE PARK LTD
filed 2000-05-11
CIK 911082

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission File Number 33-67738

                           SAM HOUSTON RACE PARK, LTD.
             (Exact name of Registrant as Specified in its Charter)


                 TEXAS                                 76-0313877
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)



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

--------------------------------------------------------------------------------

                           SAM HOUSTON RACE PARK, LTD.

                                      INDEX


PART I. - FINANCIAL INFORMATION

   Item 1. Financial Statements
                Consolidated Balance Sheets at March 31, 2000 and December
                   31, 1999
                Consolidated Statements of Operations for the three months ended
                   March 31, 2000 and 1999
                Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2000 and 1999
                Condensed Notes to Consolidated Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings
   Item 6. Exhibits and Reports on Form 8-K
   Signature


                           SAM HOUSTON RACE PARK, LTD.

                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)



                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------  ------------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents..........................................................  $     4,315   $      6,690
   Restricted cash....................................................................        1,748          3,533
   Accounts receivable, net of allowance for doubtful accounts
      of $99 and $86, respectively....................................................        2,530          2,102
   Prepaid expenses and other current assets..........................................          773            512
                                                                                        -----------   ------------
      Total current assets............................................................        9,366         12,837
                                                                                        -----------   ------------

Property and equipment, net of accumulated depreciation of
      $4,388 and $4,108, respectively.................................................       28,156         25,018
                                                                                        -----------   ------------
                                                                                        $    37,522   $     37,855
                                                                                        ===========   ============

                           LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Accounts payable...................................................................  $     2,450   $      2,236
   Property taxes payable.............................................................          273            999
   Other liabilities..................................................................        1,834          1,641
   Amounts due to horsemen............................................................        1,105          2,279
                                                                                        -----------   ------------
      Total current liabilities.......................................................        5,662          7,155
                                                                                        -----------   ------------

Long-term liabilities:
   Notes payable......................................................................       52,118         49,548
   Deferred management fees...........................................................        4,149          3,874
                                                                                        -----------   ------------
      Total liabilities...............................................................       61,929         60,577
                                                                                        -----------   ------------

Commitments and contingencies (Notes 1 and 6)

Partners' deficit.....................................................................      (24,407)       (22,722)
                                                                                        -----------   -------------
                                                                                        $    37,522   $     37,855
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


                                            SAM HOUSTON RACE PARK, LTD.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS OF DOLLARS)



                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            2000          1999
                                                                                        -----------   ------------
                                                                                                (UNAUDITED)
Revenues:
   Pari-mutuel commissions, net.......................................................  $     5,921   $      5,889
   Food and beverage sales............................................................        1,347          1,200
   Admissions, parking and other......................................................        1,049          1,004
                                                                                        -----------   ------------
                                                                                              8,317          8,093
                                                                                        -----------   ------------
Costs and expenses:
   Cost of pari-mutuel operations.....................................................          597            550
   Cost of food and beverage operations...............................................          630            571
   Other operating....................................................................          886            712
   Salaries and wages.................................................................        2,498          2,302
   Management and other professional fees.............................................          464            466
   Marketing and advertising..........................................................        1,109            449
   Utilities..........................................................................          333            313
   Property taxes.....................................................................          295            283
   Depreciation and amortization......................................................          320            269
   General and administrative.........................................................          291            236
                                                                                        -----------   ------------
                                                                                              7,423          6,151
                                                                                        -----------   ------------

Income from operations................................................................          894          1,942

Other income (expense):
   Interest income....................................................................           83             50
   Interest expense...................................................................       (2,662)        (2,200)
                                                                                        -----------   ------------
                                                                                             (2,579)        (2,150)
                                                                                        -----------   ------------

Net loss..............................................................................  $    (1,685)  $       (208)
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

                                            SAM HOUSTON RACE PARK, LTD.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS OF DOLLARS)



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        --------------------------
                                                                                            2000          1999
                                                                                        -----------   ------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................................................  $    (1,685)  $       (208)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization...................................................          320            269
      Amortization of discounts on long-term debt.....................................        1,015            696
      Increase in accrued interest....................................................        1,555          1,434
      Decrease in restricted cash.....................................................        1,785          1,817
      Increase in accounts receivable.................................................         (428)        (1,189)
      Increase in prepaid expenses and other..........................................         (261)          (156)
      Increase in accounts payable....................................................          214            458
      Increase in deferred management fees............................................          275            255
      Decrease in property taxes payable..............................................         (726)          (777)
      Decrease in amounts due to horsemen.............................................       (1,174)        (1,074)
      Increase (decrease) in other liabilities........................................          193           (184)
                                                                                        ------------  ------------
        Net cash provided by operating activities.....................................        1,083          1,341
                                                                                        -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment................................................       (3,623)           (94)
   Proceeds from disposition of property and equipment................................          165              -
                                                                                        -----------   ------------
        Net cash used for investing activities........................................       (3,458)           (94)
                                                                                        -----------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................       (2,375)         1,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................        6,690          3,764
                                                                                        -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................  $     4,315   $      5,011
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

                           SAM HOUSTON RACE PARK, LTD.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION AND ORGANIZATION AND FUTURE CASH REQUIREMENTS

   BASIS OF PRESENTATION AND ORGANIZATION

      The accompanying consolidated financial statements include the accounts of Sam Houston Race Park, Ltd. (the "PARTNERSHIP"), a Texas limited partnership, and its wholly owned subsidiaries, New SHRP Capital Corp. ("NEW CAPITAL") and SHRP Valley, LLC. ("SHRP VALLEY"). The Partnership operates a pari-mutuel horse racing facility in Houston, Texas (the "RACE PARK"). In addition, SHRP Valley, through its wholly-owned subsidiary, Valley Race Park Inc., operates a pari-mutuel greyhound racing facility in Harlingen, Texas ("VALLEY RACE PARK"). The managing general partner of the Partnership is SHRP General Partner, Inc. (the "MANAGING GENERAL PARTNER"), a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Partnership is also comprised of an additional general partner, SHRP Equity, Inc. (the "ADDITIONAL GENERAL PARTNER") and limited partner interests. As of March 31, 2000, wholly owned subsidiaries of MAXXAM held, directly or indirectly, an aggregate 98.9% interest in the Partnership, consisting of a 34.1% general partner interest (including a 33.1% interest by virtue of its ownership of 99.5% of the common stock of the Additional General Partner) and a 64.8% limited partner interest.

      The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission for the fiscal year ended December 31, 1999 (the "FORM 10-K"). Any capitalized terms used but not defined herein have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results which can be expected for the entire year. Certain reclassifications of prior period information were made to conform to the current presentation. All significant intercompany transactions have been eliminated in consolidation. The accompanying financial information is unaudited; however, the information includes all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Partnership at March 31, 2000, the consolidated results of its operations for the three months ended March 31, 2000 and 1999, and its consolidated cash flows for the three months ended March 31, 2000 and 1999.

   FUTURE CASH REQUIREMENTS

      The Partnership generated income from operations of $894 during the first three months of 2000. In addition, the Partnership had cash and cash equivalents of $4,315 and a $1,700 line of credit at March 31, 2000 available to fund the operating activities of the Partnership. Also, the Partnership is able to defer cash interest payments on the Extendible Notes until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the Extendible Notes have been paid in cash. The deferral of these items has significantly improved the liquidity of the Partnership.

      The Partnership is continuing its marketing efforts to increase attendance and pari-mutuel handle at the Race Park in order to generate additional operating income. Also, management intends to continue to initiate legislative efforts to legalize additional forms of gaming at the Race Park in order to increase revenues. Further, management is analyzing various proposals to develop new types of business at the Race Park in an effort to raise new sources of income and to draw additional attendance to the Race Park. To that end, management has committed a substantial amount of its cash to two new ventures during 2000. Approximately $2,600 was invested in the purchase of and capital expenditures for Valley Race Park, a greyhound track in Harlingen, Texas, which the Race Park acquired in January 2000. In addition, the Race Park spent approximately $1,000 on the construction of a state-of-the-art, Las Vegas-style race book in its existing facilities. Management believes that both of these investments will generate additional income for the Race Park, although there can be no assurance that any of these efforts will be successful.

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

2.      RESTRICTED CASH

      The Partnership's restricted cash, as shown on the accompanying consolidated balance sheet at March 31, 2000 and December 31, 1999, includes deposits held for the benefit of horsemen for purses, stakes and awards and amounts reserved for the payment of property taxes.

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

      A summary of the Race Park's pari-mutuel operations for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                       2000          1999
                                                                                   ------------  ------------
Number of live race days.........................................................            49            50

Live handle......................................................................  $      9,055  $      9,562
Guest simulcasting handle........................................................        28,491        28,374
Host simulcasting handle.........................................................       104,493       109,043
                                                                                   ------------  ------------
                                                                                   $    142,039  $    146,979
                                                                                   ============  ============

Net commissions from live racing.................................................  $      1,183  $      1,256
Net commissions from guest simulcasting..........................................         2,636         2,523
Net commissions from host simulcasting...........................................         1,976         2,110
                                                                                   ------------  ------------
                                                                                   $      5,795  $      5,889
                                                                                   ============  ============


      Valley Race Park commenced operations on March 17, 2000 and conducted 12 days of pari-mutuel wagering on simulcast greyhound and horse racing during the three month period ended March 31, 2000. Total simulcast wagering handle and net pari-mutuel commissions for Valley Race Park for this period were $926 and $126, respectively.

4.      NOTES PAYABLE

      Notes payable consist of the following:

                                                                                     MARCH 31,   DECEMBER 31,
                                                                                       2000          1999
                                                                                   ------------  ------------
11% Senior Secured Extendible Notes due September 1, 2001, net of
   unamortized discount of $8,055 and $11,988, respectively......................  $    48,796   $    47,782
Accrued interest to be paid in-kind..............................................        3,117         1,561
                                                                                   -----------   -----------
                                                                                        51,913        49,343
Unsecured promissory notes.......................................................          190           190
Payable to Limited Partners......................................................           23            23
                                                                                   -----------   -----------
   Total.........................................................................       52,126        49,556
Less current portion included in other liabilities...............................           (8)           (8)
                                                                                   -----------   -----------
                                                                                   $    52,118   $    49,548
                                                                                   ===========   ===========

      The Partnership is amortizing the difference between the aggregate principal amount of the Extendible Notes and their estimated fair value as of the date of implementation of the reorganization of the Partnership as additional interest expense using the effective interest method.

      The Extendible Notes are non-recourse to the partners; however, they are secured by virtually all of the Partnership's property, including rents, revenues, profits and income from the operation of the Race Park and Valley Race Park. In addition, the Class 1 racing license for the Race Park is subject to a negative pledge in favor of the trustee for the Extendible Notes.

5.      RELATED PARTY TRANSACTIONS

      Management and other professional fees for the three months ended March 31, 2000 and 1999 include $275 and $255, respectively, in management fees due to the Managing General Partner which includes interest of $87 and $67, respectively. Payment of management fees, including accrued interest, is deferred until two consecutive interest payments on the Extendible Notes have been paid in cash; accordingly, these fees have been shown on the accompanying consolidated balance sheet as deferred management fees under long-term liabilities.

      The Partnership incurred service fees and related costs of $133 and $129 for the three months ended March 31, 2000 and 1999, respectively, related to the costs incurred for services provided by MAXXAM and certain of its subsidiaries. Included in accounts payable at March 31, 2000 and December 31, 1999 were obligations to MAXXAM for such costs of $44 and $0, respectively. The Partnership also incurred fees of $0 and $16 during the three months ended March 31, 2000 and 1999, respectively, for legal and other consulting services performed by other affiliates.

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

      The following table presents selected attendance and wagering information for the Race Park for the three months ended March 31, 2000 and 1999:


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ------------------------
                                                                                              2000         1999
                                                                                           -----------  -----------
Number of live race days.................................................................           49           50
Number of simulcast only days............................................................           42           40
Average daily attendance - live race days................................................        3,292        3,128
Average daily attendance - simulcast only days...........................................          655          680

Average live per capita wager............................................................  $        56  $        61
Average combined live and guest per capita gross wager - live race days..................          183          194
Average guest per capita gross wager - simulcast only days...............................          334          305

                                 (AMOUNTS IN THOUSANDS)
Live handle..............................................................................  $     9,055  $     9,562
Guest simulcasting handle - horses.......................................................       22,310       23,024
Guest simulcasting handle - greyhounds...................................................        6,181        5,350
Host simulcasting handle.................................................................      104,493      109,043
                                                                                           -----------  -----------
                                                                                           $   142,039  $   146,979
                                                                                           ===========  ===========

Net pari-mutuel commissions:
   Live racing...........................................................................  $     1,183  $     1,256
   Guest simulcasting - horses...........................................................        1,907        1,889
   Guest simulcasting - greyhounds.......................................................          729          634
   Host simulcasting.....................................................................        1,976        2,110
                                                                                           -----------  -----------
Total net pari-mutuel commissions........................................................  $     5,795  $     5,889
                                                                                           ===========  ===========

      Valley Race Park commenced operations on March 17, 2000 and conducted 12 days of pari-mutuel wagering on simulcast greyhound and horse racing during the three month period ended March 31, 2000. Total simulcast wagering handle and net pari-mutuel commissions for Valley Race Park for this period were $926,000 and $126,000, respectively.

      Revenues. The Partnership's principal source of revenue is from pari-mutuel commissions generated from wagering on live races and simulcast races as both a guest and host track. Overall, net pari-mutuel commissions were flat for the three month period ended March 31, 2000 as compared to the same period in 1999. Decreases in live and host simulcast wagering on the Race Park's live thoroughbred meet were offset by an increase in guest simulcast wagering at the Race Park and incremental guest simulcast wagering at Valley Race Park. Although average attendance at the Race Park on live race days increased slightly during the quarter ended March 31, 2000 versus the same quarter in 1999, live wagering handle decreased by 5% and related net pari-mutuel commissions declined by 6%. The decline in live handle was due to a $5 decline in per capita wagering. The increase in average daily live attendance was due to an increase in new customers that were attracted to the Race Park by concerts and direct mail promotions. Newer customers tend to wager at lower levels. Host simulcasting handle and host commissions decreased by 4% due to increased competition with the Race Park's simulcast signal during the first quarter of 2000 versus the first quarter of 1999. Both live and host commissions were also reduced due to one less live racing day during the three month period ended March 31, 2000 versus the same period in 1999.

      The 10% increase in average guest per capita wagering on simulcast only days at the Race Park for the three months ended March 31, 2000 resulted in a 4% increase in net pari-mutuel commissions from guest simulcasting as compared to the same period in 1999. Net commissions on guest horse simulcasting for the Race Park increased by 1% while net commissions on greyhound simulcasting increased by 15% for the three months ended March 31, 2000 compared to the same period in 1999. Guest simulcast wagering, primarily on greyhound racing, at Valley Race Park contributed $126,000 to net pari-mutuel commissions during the first quarter of 2000.

      Food and beverage revenues increased by 12% during the three months ended March 31, 2000 compared to the same period in 1999 due to the increase in average daily attendance on live race days. Admissions, parking and other revenue also increased slightly for the three months ended March 31, 2000 compared to the same period in 1999 due primarily to the increase in average daily attendance.

      Income from Operations. Income from operations for the three months ended March 31, 2000 was $894,000 compared to $1,942,000 for the same period in 1999. The decline in operating income was due in part to an increased marketing and advertising campaign that the Race Park initiated in order to increase attendance during the first quarter of 2000. While this spending did increase attendance, revenues did not increase proportionately. Also, the marketing, maintenance and payroll costs associated with the re-opening of Valley Race Park exceeded revenues by approximately $300,000 for the quarter.

      Net Loss. Net loss reflects the income from operations as described above, interest income and interest expense, including amortization of the discount on the Extendible Notes. Interest expense increased during the three months ended March 31, 2000 as compared to the prior period due to the continuing increase in the balance of Extendible Notes as accrued interest is paid in-kind with additional Extendible Notes.

   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Partnership had cash and cash equivalents of $4,315,000 compared to $6,690,000 at December 31, 1999. The decrease in cash and cash equivalents is primarily due to the acquisition of Valley Race Park and the construction of the Player's Lounge, a state-of-the-art, Las Vegas-style race book, offset by cash generated from operating activities during the period. At March 31, 2000, the Partnership also had restricted cash of $1,748,000 compared to $3,533,000 at December 31, 1999. The decline in restricted cash was due to the payment of amounts due to horsemen for purses, stakes and awards related to the winter thoroughbred meet and to the annual payment of property taxes. The balance of Extendible Notes has increased during the three months ended March 31, 2000 due to the amortization of the discount on the Extendible Notes as described in Note 4 to the Consolidated Financial Statements included in Item 1.

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


                                              SAM HOUSTON RACE PARK, LTD.


Date: May 11, 2000                 By:           /S/ MICHAEL J. VITEK
                                      --------------------------------------
                                                   Michael J. Vitek
                                              Vice President of Finance